Form 10-K
period 1994-01-29
FAYS INC
filed 1994-04-29
CIK 34768

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC  20549

/X/ Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For Fiscal Year Ended January 29, 1994 or
                      ----------------

/ / Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 0-5179
                       ------

                               FAY'S INCORPORATED
                               ------------------
             (Exact name of registrant as specified in its charter)

       State of New York                                         16-0919350
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


         7245 Henry Clay Boulevard, Liverpool, New York      13088
         ---------------------------------------------------------
            (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code: (315) 451-8000
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
     Title of each class                                  which registered

 Common Stock, $.10 par value                          New York Stock Exchange
- ------------------------------                        -------------------------

Securities registered pursuant to section 12(g) of the Act:  None

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----        -----
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated reference in Part III of this Form 10-K or any amendment
to this Form 10-K.   X
                   -----

     State the aggregate market value of the voting stock held by non-affiliates
of the registrant as of April 20, 1994                   $       89,874,693

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at April 20, 1994
- ----------------------------                     -----------------------------

Common Stock, $.10 par value                               20,269,946


                       DOCUMENTS INCORPORATED BY REFERENCE

          List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

PART I    -              None.

PART II   -              None.

PART III  -  Item 10.    Pages 4, 5 and 14 of the Company's Proxy Statement for
                         the Annual Meeting of Shareholders to be held May 27, 1994, under "Election of Directors" and "Compliance with Section 16(a) of the Securities Act of 1934."

          -  Item 11.    Pages 6 through 13 of the Company's Proxy Statement for
                         the Annual Meeting of Shareholders to be held May 27, 1994, under "Executive Compensation and Other
                         Information," "Compensation of Directors," "Report of
                         Compensation Committee on Executive Compensation,"
                         "Performance Graph Comparison of Cumulative Return for the Five Years ended January 29, 1994" and
                         "Compensation Committee Interlocks and Insider
                         Participation."

          -  Item 12.    Pages 2 and 3 of the Company's Proxy Statement for the
                         Annual Meeting of Shareholders to be held May 27, 1994, under "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management."

          -  Item 13.    Page 13 of the Company's Proxy Statement for the Annual
                         Meeting of Shareholders to be held May 27, 1994, under "Certain Business Relationships."

                                     PART I

Item 1.   BUSINESS.

          Fay's Incorporated (the "Company") was incorporated under the laws of the State of New York on October 20, 1966 as Fay's Drug Company, Inc. The first Fay's Drug Store was opened in 1958. The Company maintains its executive offices at 7245 Henry Clay Boulevard, Liverpool, New York. In June 1989, the Company changed its name to Fay's Incorporated.

          The Company's principal business is the operation of a chain of super drug stores under the name "Fay's Drugs." The Company also operates a chain of discount automotive parts and supply stores under the name "Wheels Discount Auto Supply Stores" and a chain of discount office supply, book, party supply and greeting card stores under the name "The Paper Cutter."

          The Company is organized into three retail operating divisions (each responsible for the marketing, distribution and operations functions of one of the Company's three retail concepts) and a mail order pharmacy services division. A corporate support services group provides central support services to the four divisions.

          As of January 29, 1994, the Company's Fay's Drug Store Division was responsible for the operation of 209 Fay's Drug Stores, of which 188 were located in Upstate New York, 19 in Pennsylvania, one in Vermont and one in New Hampshire. The Company's Fay's Drug Store Division is also responsible for the operation of 51 traditional drug stores and a liquor store. Forty-nine of the Company's 51 traditional drug stores (which range in size from 864 to 16,653 square feet) were acquired from independent owners. Thirty-nine of the traditional drug stores are operated under the respective tradenames used by the previous owners, and 12 are operated under either the tradename Fay's Cornerdrug or FDC Corner Drug. Forty-three of the Company's traditional drug stores are located in Upstate New York, six in Pennsylvania and two in Vermont.

     During the fiscal year ended January 29, 1994, the Company opened two Fay's Drug Stores and acquired 17 traditional drug stores. In addition, three traditional drug store were converted into Fay's Drug Stores. On January 26, 1993, the Company sold 10 Fay's Drug Store in southeastern Pennsylvania for $4.1 million in cash. Since the end of the fiscal year, the Company has closed one traditional drug store.

          The Fay's Drug Store Division also provides pharmacy services to institutional customers on a contract basis, including nursing homes, adult homes and prison facilities. Currently under contract are 330 long-term care facilities housing approximately 21,000 residents and 53 New York State prisons with over 43,000 inmates. Contract pharmacy services are provided from 87 Fay's Drug Stores as well as from five dispensing facilities dedicated solely to the servicing of Fay's contract pharmacy services customers. In February 1994, the Company acquired two long-term care pharmacy services businesses which, at the time of acquisition, were servicing 65 nursing and adult homes.

          At fiscal year end, the Wheels Discount Auto Supply Store Division was operating 32 Wheels Discount Auto Supply Stores and The Paper Cutter Division, 29

Paper Cutter stores. At fiscal year end, all of the Company's Wheels Discount Auto Supply Stores and Paper Cutter Stores are located in Upstate New York.

          During the fiscal year ended January 29, 1994, the Company opened two Wheels Discount Auto Supply Stores and four Paper Cutter Stores. Since the end of the fiscal year, the Company has opened three Wheels Discount Auto Supply Stores, including its first store to be located in the State of Pennsylvania. On April 14, 1993, the Company closed nine Paper Cutter Stores located in the Philadelphia metropolitan area (see Note 9 to Consolidated Financial Statements).

          In October 1992 the Company established a mail order pharmacy services division under the name "PostScript." PostScript was formed to market mail order prescription services to prescription benefit programs. During May 1993 PostScript began filling prescriptions from its 5,000 square foot dispensing facility located in Aliquippa, Pennsylvania.

          The Company acquired the common stock of Carls Drug Co., Inc. ("Carls") from Victory Markets Inc. on April 29, 1991. Carls operated a chain of 48 drug stores, of which five have been closed and one sold since the acquisition. Since July 31, 1991, the Company has operated 43 of the former Carls Drug Stores as Fay's Drug Stores. On May 1, 1993, Carls was merged into the Company.

          The Company's business is the retail sale of various products and is not fractionalized into more than one industry segment.

          Major classifications of products sold by the Company's drug stores include traditional drug store items (such as prescription and proprietary drugs, health and beauty aids and tobacco products), consumer hard goods (such as small appliances, electronics, automotive supplies, housewares and hardware) and miscellaneous merchandise (such as food and beverage items, seasonal merchandise, toys, photo-finishing and greeting cards). The following table sets forth the approximate percentage of drug store revenues attributable to each of these major categories for each of the last three fiscal years:

                                                   Percentage of Revenues
                                                        Year Ended
Categories                                   1/29/94      1/30/93        1/25/92
- ----------                                   -------      -------        -------

Traditional Drug Store Items:
  Prescription and Proprietary Drugs          48.7         47.3           44.1
  Health and Beauty Aids                      10.6         11.3           11.8
  Tobacco                                      6.6          7.0            7.5

Consumer Hard Goods                            7.4          7.8            8.6

Miscellaneous Merchandise                     26.7         26.6           28.0

          All but one Fay's Drug Store contain a prescription drug department. Each carries a broad range of health related products and general consumer merchandise. In addition to selling a full line of nationally advertised products, the Company markets over 750 products under its own "Fay's" brand label.

          Each of the Company's pharmacies is equipped with a computerized pharmacy system which the Company promotes under the tradename "AccuFays." The AccuFays pharmacy system enables the Company to reduce the paperwork normally involved in third party programs (governmental and private prescription drug plans) and significantly reduces the time it takes to receive payment from these programs.

          Currently, 169 of the Company's Fay's Drug Stores are equipped with point-of-sale optical scanning cash register systems. The Company intends to have such equipment installed in all of its Fay's Drug Stores by the end of fiscal 1995. These systems, by accurately tracking item movement, assist in buying, marketing and merchandising decisions, as well as reducing the time customers spend at the checkout counter.

          Merchandise sold in the Company's stores is purchased from a large number of manufacturers, distributors and wholesalers. The Company did not experience any difficulty during the fiscal year ended January 29, 1994 in obtaining needed merchandise. No one supplier accounted for a significant portion of the Company's purchases. Since the Company sells to the general public, it is not dependent upon a single or few customers.

          Merchandise for the Company's stores is primarily supplied through the Company's two distribution centers located in Liverpool, New York. Additional merchandise is distributed directly to the stores by manufacturers, distributors, publishers and jobbers.

          The Company has numerous trademarks and service marks registered with the U.S. Patent and Trademark Office, including: Fay's, Fay's Drugs, The Paper Cutter, Wheels Discount Auto Supply, PostScript, AccuFays and Senior Savers. Said trademarks and service marks expire between the years 1999 and 2006. The Company believes that such trademarks and service marks are important to the conduct of its operations. The Company also maintains appropriate licensing for its pharmacy operations, licenses for the sale of beer in its drugstores (where such sales are allowed by law), as well as other retail business licenses. The Company holds a 10 year franchise granted by Ben Franklin Crafts, Inc. to operate a Ben Franklin Crafts Store within its Fay's Drug Store located in Watertown, New York and the right to open an additional Ben Franklin Crafts Store anywhere within Jefferson County, St. Lawrence County or Franklin County, New York prior to April 1, 1997. The Company does not consider such franchises materially important to the conduct of its business.

          The Company's business is seasonal, with the highest revenues and income normally generated during the Christmas season and the lowest in the early months of the calendar year. For the three fiscal years ended January 29, 1994, January 30, 1993 and January 25, 1992, the fourth quarter accounted for approximately 28%, 29% and 29%, respectively, of the Company's revenues, and 58%, 47% and 52%, respectively, of the Company's earnings before accounting changes.

          Working capital used to acquire merchandise inventory for resale and to equip and fixture new stores is primarily internally generated, but may be augmented by short term borrowings from several banks where the Company has lines of credit.

          The Company faces competition in all of its marketing areas. Due to the broad merchandise mix in each Fay's Drug Store, the Company's super drug store business competes with national chain drug stores, independent drug stores, supermarkets, discount department stores and traditional department stores. The main source of competition for the Company's Wheels Discount Auto Supply and Paper

Cutter Stores are retailers with specialized product lines similar to those carried by the stores, as well as discount department stores and chain drug stores. Many of the businesses with which the Company competes are considerably larger, have been in business longer or have substantially greater financial resources, marketing capabilities and experience than the Company. However, due to factors such as price, product selection, merchandising, advertising, customer service, convenience and number of store locations, the Company believes that it is competitive in its major market areas.

          During fiscal 1994, compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material affect upon capital expenditures, earnings or the Company's competitive position. In this regard, there are no material capital expenditures planned for environmental control facilities.

          As of January 29, 1994, the Company employed approximately 9,000 persons, consisting of full and part-time store, office, distribution and pharmacy personnel.

Item 2.   PROPERTIES.

          The majority of the Company's Fay's Drug Stores range in size from 12,000 to 16,000 square feet. The smallest Fay's Drug Store is 6,500 square feet and the largest 58,450 square feet. The current Fay's Drug Store prototype is 11,840 square feet. The Company's Wheels Discount Auto Supply Stores range in size from 6,609 square feet to 19,283 square feet. The current Wheels Discount Auto Supply Store prototype is 8,050 square feet. The Company's Paper Cutter Stores range in size from 8,316 square feet to 19,283 square feet. The current Paper Cutter prototype is 10,800 square feet.

          All of the Company's store locations are leased rather than owned by the Company. The Company's policy of leasing store locations is designed to permit it to retain capital for use in its merchandising operation. The Company's leases provide for fixed rentals and, in many instances, additional rentals based on store sales. The store leases have terms expiring between 1994 and 2014 and typically include renewal options. See Note 5 to Consolidated Financial Statements. As of January 29, 1994, five of the Company's store locations were subject to ground leases.

          The stores now in operation or planned are, or will be, primarily located in suburban shopping centers with adjacent paved and lighted parking facilities. All stores are air-conditioned and have modern fixtures and equipment. In seeking new locations, the Company is dependent on the activities of real estate developers as to the availability of sites, choice of locations and timing of openings. This, in turn, is heavily dependent upon the ability of the real estate developer to obtain financing. There can be no assurance that leases for any new locations will be signed or that, once a lease is signed, a store will be constructed by the developer.

          The Company's main distribution facility, located in Liverpool, New York, contains approximately 580,000 square feet and is devoted almost exclusively to servicing the Company's Fay's Drug Store Division. The Company's executive offices, which house both central corporate services personnel and Fay's Drug Store Division personnel, contains approximately 45,000 square feet and is located adjacent to the

Company's main distribution center. The executive office/main distribution center complex is owned in fee by the Company.

          The Company's Wheels Discount Auto Supply and Paper Cutter stores are serviced from a 172,000 square foot office/distribution center complex located on a 27 3/4 acre parcel approximately two miles from the Company's executive office/main distribution center. This complex, which is owned in fee, is comprised of a 150,000 square foot distribution center and 22,000 square feet of office space.

          The Company leases, with an option to purchase, a 20,000 square foot office building located in Liverpool, New York. Including renewal periods, the lease expires in the year 2000. The option to purchase is exercisable at any time during the lease term. This facility houses certain corporate services personnel.

          The Company's owns, in fee, an office/distribution facility in Rome, New York which contains approximately 116,000 square feet. Prior to the acquisition of Carls Drug Co., Inc. by the Company, this facility served as Carls' distribution center and administrative offices. It was closed subsequent to acquisition of Carls by the Company and is presently vacant. The Company is currently attempting to sell or lease this facility.

          Loan agreements with an institutional lender contain a restriction on the amount of fixed charges (which includes minimum rent) paid by the Company in any fiscal year. During the fiscal year ended January 29, 1994, the Company was in compliance with this restriction.

          The Company also owns 33 1/2 acres of vacant land located adjacent to the parcel of land on which Company's executive office/main distribution center complex is situated.

          Both the Company's main executive office/main distribution center complex and the office/distribution center complex servicing the Company's Wheels Discount Auto Supply and Paper Cutter Divisions are pledged as security for a mortgage loan. See Note 3 to the Consolidated Financial Statements.

Item 3.   LEGAL PROCEEDINGS.

          Other than routine litigation incidental to the business, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

Item 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

          No matters were submitted during the fourth quarter of the fiscal year to a vote of security holders.

                                     PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

          The Company's Common Stock, $.10 par value, is traded on The New York Stock Exchange. As of April 20, 1994, there were 9,174 holders of record of the Company's Common Stock.

          The price range of the Company's Common Stock and the dividends paid in respect of such Common Stock during the last two fiscal years is shown in the table below:

                                                       Cash Dividend
                                   High       Low        Per Share
          Fiscal 1994              -----     -----     -------------
             Fourth Quarter        7 1/4     6 3/8         $ .05
             Third Quarter         7 1/2     6 1/2         $ .05
             Second Quarter        7         6 1/8         $ .05
             First Quarter         7 1/8     6 1/4         $ .05

                                                       Cash Dividend
          Fiscal 1993              High       Low        Per Share
          Fiscal 1993              -----     -----     -------------
             Fourth Quarter        8 1/8     7             $ .05
             Third Quarter         8 3/8     7 1/4         $ .05
             Second Quarter        8 1/8     7 3/8         $ .05
             First Quarter         9 1/4     7 1/4         $ .04


          Under certain long-term debt agreements, there are restrictions on the Company's ability to pay cash dividends. Under the most restrictive terms, the Company may declare and pay dividends of up to $17,470,000. See Note 3 to the Consolidated Financial Statements.

Item 5. Selected Financial Data
FIVE YEAR FINANCIAL SUMMARY



                                                                          (In thousands of dollars, except per share data)
                                                                  1994           1993           1992           1991           1990
- ----------------------------------------------------------------------------------------------------------------------------------
Operating Results:
Net sales                                                     $919,719       $902,643       $836,157       $672,638       $574,061
Cost and expenses:
  Cost of merchandise sold                                     649,078        636,286        590,115        469,331        400,756
  Selling, general and administrative expenses                 225,837        222,968        208,145        166,629        142,229
  Depreciation and amortization expenses                        16,180         15,309         14,429         11,105         10,052
  Interest expense                                               7,893          8,383          7,853          4,959          5,122
  Unusual charges                                                3,471             --          1,064             --             --
- ----------------------------------------------------------------------------------------------------------------------------------
    Total cost and expenses                                    902,459        882,946        821,606        652,024        558,159
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                    17,260         19,697         14,551         20,614         15,902
Taxes on income                                                  7,231          8,466          5,898          8,267          5,539
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings before extraordinary charge                            10,029         11,231          8,653         12,347         10,363
Extraordinary charge, net of tax (a)                                --             --             --         (1,238)            --
- ----------------------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of accounting change          10,029         11,231          8,653         11,109         10,363
Cumulative effect of accounting change, net of tax (b)          (4,806)            --             --             --             --
- ----------------------------------------------------------------------------------------------------------------------------------
Net earnings                                                  $  5,223       $ 11,231       $  8,653       $ 11,109       $ 10,363
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

Per Share Data (c):
Earnings per common share:
  Earnings before extraordinary charge                           $ .50           $.56           $.44         $  .64           $.54
  Extraordinary charge                                              --             --             --           (.06)            --
- ----------------------------------------------------------------------------------------------------------------------------------
  Earnings before cumulative effect of accounting change           .50            .56            .44            .58            .54
  Cumulative effect of accounting change                          (.24)            --             --             --             --

- ----------------------------------------------------------------------------------------------------------------------------------
  Net earnings                                                   $ .26           $.56           $.44         $  .58           $.54
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------
Cash dividends per common share                                  $ .20           $.19           $.16         $  .16           $.16
- ----------------------------------------------------------------------------------------------------------------------------------
- ----------------------------------------------------------------------------------------------------------------------------------

Financial Position:
Current assets                                                $194,779       $174,054       $173,752       $138,681       $122,643
Current liabilities                                            104,252         83,830         83,855         75,017         61,346
Working capital                                                 90,527         90,224         89,897         63,664         61,297
Total assets                                                   279,714        261,150        263,683        209,285        190,564
Long-term debt                                                  65,307         73,715         87,451         48,753         52,594
Obligation under leases                                          2,106          2,825          3,709          3,127          3,526
Stockholders' equity                                            96,838         94,026         84,851         77,247         67,779
Return on average stockholders' equity                            5.5%          12.6%          10.7%          15.3%          16.4%
- ----------------------------------------------------------------------------------------------------------------------------------
Stores in Operation at Year End                                    321            308            313            249            215
- ----------------------------------------------------------------------------------------------------------------------------------


(a)  The extraordinary charge was the result of the Company's repurchase of $27.3 million of its 13.75% subordinated debentures during fiscal 1991.
(b)  In fiscal 1994 the Company changed its method of accounting for postretirement benefits to conform with Statement of Financial
     Accounting Standards No. 106.
(c)  Per share data has been adjusted to reflect a five-for-four stock split on June 19, 1992 and a 10% stock dividend on July 3,
     1989.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION


SALES AND GROSS PROFIT

Net sales for fiscal 1994 were $919.7 million compared to $902.6 million in fiscal 1993, which was a 53-week year. Adjusting fiscal 1993 for the additional week, net sales increased 3.5% in fiscal 1994. Net sales in fiscal 1993 increased 8% over fiscal 1992 net sales of $836.2 million. Adjusted for the additional week, fiscal 1993 net sales increased 6.2% over the prior year. Fiscal 1992 net sales represented a 24.3% increase over fiscal 1991 sales of $672.6 million.

In fiscal 1994 the Company opened or acquired 25 stores, closed eleven stores, including nine Paper Cutter stores located in the Philadelphia metropolitan area, and sold one store. Sales growth in 1993 and 1992 was, in part, supported by the April 1991 acquisition of Carls Drug Co., Inc. which resulted in the addition of 43 stores. Adjusted for the additional week in fiscal 1993, sales for comparable stores (those open one year or more as of the end of the fiscal year), increased 3.5% in fiscal 1994, compared to increases of .8% in fiscal 1993 and 5% in fiscal 1992. Prescription sales increases continue to outpace total sales increases, due to volume increases and inflation. Adjusted for the additional week in fiscal 1993, total prescription sales increased 7.1% in fiscal 1994, 16.8% in fiscal 1993, and 35% in fiscal 1992 and, on a comparable store basis, increased 6.2% in 1994, 8.3% in 1993 and 12.6% in 1992.

The gross profit rate on net sales was 29.43% in fiscal 1994, 29.51% in fiscal 1993, and 29.43% in fiscal 1992. Gross margins declined due in part to increases in lower margin third party pharmacy sales. Third party pharmacy sales were 66.4% of total pharmacy sales in fiscal 1994 compared to 61.7% in fiscal year 1993. The Company also experienced deflation in its general merchandise categories which resulted in a reduction of its LIFO inventory reserve of $.7 million which largely offset declines in pharmacy gross margins and increased promotional sales.

The effective LIFO inflation rates for fiscal 1993 and 1992 were 1.1% and 3.0%, respectively, and resulted in pretax charges of $1.4 million and $2.8 million in those fiscal years.


EXPENSES

Selling, general and administrative expenses, as a percentage of sales, were 24.55% in fiscal 1994, compared to 24.70% and 24.89% in fiscal 1993 and 1992, respectively. The reduction in fiscal 1994 was due primarily to the closure of nine Paper Cutter stores in the first quarter of fiscal 1994 and the sale of ten drug stores at the end of fiscal 1993, as well as the result of ongoing efforts to control expenses. These reductions were partially offset by expenses incurred by the Company's PostScript Mail Order Division, which began operations in fiscal 1994. The reduction in fiscal 1993 expenses was principally due to expenses incurred in fiscal 1992 in connection with the conversion and integration of the former Carls Drug Stores acquired in that fiscal year.

Payroll and occupancy costs are major expenses of the Company, particularly in the operation of its retail locations. Payroll costs for the Company's stores, as a percentage of sales, were 11.3% in fiscal 1994 compared to 11.2% and 11.1% in fiscal 1993 and 1992, respectively. These increases were reflective of wage inflation, the opening and remodeling of new and existing stores, and increases in benefit costs. Occupancy costs (including rent, common area maintenance and real estate taxes) were 3.5% of sales in fiscal 1994, 3.8% in fiscal 1993, and 3.6% in fiscal 1992. The reduction achieved in fiscal 1994 is primarily attributable to the sale or closure of under-performing locations. Administrative and distribution costs, as a percentage of sales, increased in fiscal 1994 to 5.2% of sales, as compared to 5.1% in both fiscal 1993 and 1992.

Net interest expense was $7.9 million in fiscal 1994, $8.4 million in fiscal 1993 and $7.9 million in fiscal 1992. The decrease in fiscal 1994 was due in part to lower long-term debt levels offset partially by increased short-term borrowings.

The Company's effective tax rates were 41.9% in fiscal 1994, 43% in fiscal 1993, and 40.5% in fiscal 1992. The fiscal 1994 effective rate includes a 1% federal tax rate increase resulting from the Omnibus Budget Reconciliation Act passed in 1993. There was no other significant impact to the Company from this Act. The increase in fiscal 1993 is due to the settlement of prior year tax audits.


EARNINGS

Net earnings for fiscal 1994 were $5.2 million which were net of a charge of $4.8 million, net of tax, due to the adoption of a new accounting standard for postretirement benefits, and a charge of $2 million, net of tax, pertaining to the closing of nine Paper Cutter stores in fiscal 1994. Excluding these nonrecurring items, net earnings were $12 million in fiscal 1994. Net earnings for fiscal 1993 increased to $11.2 million compared to $8.7 million in fiscal 1992. The improvement in fiscal 1994 and 1993 earnings resulted from sales increases combined with proportionally lower operating costs. In addition, fiscal 1992 earnings were affected by a $1.1 million pretax charge for the settlement of a lawsuit, and pretax expenses of $2.5 million associated with the assimilation of the former Carls Drug Stores.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash requirements arise primarily from the need to finance the opening and equipping of new stores, the purchase of inventory, debt service, and the payment of dividends. Management believes that the Company is in sound financial condition, and that its operations and capital resources will provide sufficient cash availability to meet its liquidity needs and to finance planned growth.

At January 29, 1994, the Company had $1 million in cash and short-term investments, compared to $.9 million at January 30, 1993. Cash flow from operating activities was $6.1, $10.2, and $24.0 million in fiscal 1994, 1993 and 1992, respectively. Cash flow was further supplemented in fiscal 1992 by the proceeds of an additional $40 million in debt, most of which was used to finance the $35.5 million acquisition of Carls Drug Co., Inc. and in fiscal 1994 short-term borrowings of $14.6 million.

Capital expenditures represent a major investment of cash and totaled $9.5 million in fiscal 1994, $7.0 million in fiscal 1993, and $14.6 million in 1992. These expenditures are principally for improvements to new and existing leased store locations, store equipment and fixtures, and distribution and office facilities. The Company anticipates capital expenditures of approximately $20 million in fiscal 1995. The Company generally enters into long-term lease arrangements for new stores. (For information regarding future minimum rental payments, refer to Note 5 of the Notes to Consolidated Financial Statements.)

The Company is required to adopt Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, in fiscal 1995. The effect of this Statement on fiscal 1995 net earnings is expected to be immaterial.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements required by this item are included in this Report on pages F-1 through F-11. The supplementary financial statement schedules required by this item are included in this Report on pages S-1 through S-4.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Information relating to directors of the Company is incorporated herein by reference to pages 4, 5 and 14 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1994 (see "Election of Directors" and "Compliance with Section 16(a) of the Securities Act of 1934.").

          The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices within the Company held by such persons and the business experience during the past five years of such persons. Unless otherwise noted, each of the persons listed below have served in various executive or managerial capacities with the Company for the past five years. All officers were elected or re-elected to their present positions for terms ending May 26, 1994 and until their respective successors are elected and qualified.

       Name                  Age          Position and Business Experience
- ------------------------     ---     -------------------------------------------
Henry A. Panasci, Jr.         65     Chairman of the Board and Chief Executive
                                     Officer; also served as President and Chief
                                     Operating Officer of the Company between
                                     August 7, 1992 and March 26, 1993

David H. Panasci              35     President and Chief Operating Officer since
                                     March 26, 1993; served as Executive Vice
                                     President of the Company between July 24,
                                     1992 and March 26, 1993; previously
                                     President - The Paper Cutter Division and
                                     Vice President - Corporate Development of
                                     the Company

John A. Kogut                 51     President - Fay's Drug Store Division since
                                     1989; previously Senior Vice President -
                                     Operations of the Company

Gale T. Mitchell              44     President - Wheels Discount Auto Supply
                                     Division of the Company since 1991;
                                     previously Vice President - General Manager
                                     of the Wheels Discount Auto Supply Division
                                     and Vice President - Merchandise
                                     Presentation and Store Layout of the
                                     Company



John K. Whitehead             47     President - The Paper Cutter Division of
                                     the Company since 1992; previously Director
                                     of Marketing of The Paper Cutter Division
                                     of the Company and President of the McKids
                                     Specialty Store Division of Sears, Roebuck
                                     & Company

David B. Eilerman             46     Vice President and General Manager -
                                     PostScript Mail Order Services Division of
                                     the Company since 1992; previously Regional
                                     Vice President for America's Pharmacy, a
                                     subsidiary of Systemed, Inc.

Warren D. Wolfson             45     Senior Vice President, General Counsel and
                                     Secretary since 1989; previously Vice
                                     President, General Counsel and Secretary of
                                     the Company

James F. Poole, Jr.           39     Vice President - Finance and Chief
                                     Financial Officer since 1989; previously
                                     Vice President - Planning and Treasurer of
                                     the Company

Item 11.  EXECUTIVE COMPENSATION.

          Information relating to executive compensation is incorporated by reference to pages 6 through 9 and page 13 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 1994 (see "Executive Compensation and Other Information," "Report of Compensation Committee on Executive Compensation," "Performance Graph Comparison for the Five Years Ended January 29, 1994" and "Compensation Committee Interlocks and Insider Participation").

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          Information relating to the security holdings of more than five percent holders and directors and executive officers of the Company is incorporated herein by reference to pages 2 and 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 1994 (see "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management").

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          Information relating to certain transactions with directors and officers of the Company is incorporated by reference to page 13 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 27, 1994 (see "Certain Business Relationships").

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

          (a)  The following documents are filed as part of this report:


               1.   Consolidated Financial Statements:                     Page No.
                                                                           --------
                    Independent Auditors' Report  . . . . . . . . . . . .    F-1

                    Consolidated Balance Sheets as of January 29, 1994 and
                    January 30, 1993  . . . . . . . . . . . . . . . . . .    F-2

                    Consolidated Statements of Net Earnings for each of
                    the three fiscal years in the period ended
                    January 29, 1994  . . . . . . . . . . . . . . . . . .    F-3

                    Consolidated Statements of Stockholders' Equity for
                    each of the three fiscal years in the period ended
                    January 29, 1994  . . . . . . . . . . . . . . . . . .    F-4

                    Consolidated Statements of Cash Flows for each of the
                    three fiscal years in the period ended
                    January 29, 1994  . . . . . . . . . . . . . . . . . .    F-5

                    Notes to Consolidated Financial Statements  . . . . . F-6 - F-11

                    Selected Quarterly Financial Data . . . . . . . . . .   F-11



               2.   Consolidated Financial Statement Schedules:
                                                                           Page No.
                                                                           --------
               Schedule V  -- Property and Equipment                         S-1
               Schedule VI -- Accumulated Depreciation and Amortization of
                              Property and Equipment                         S-2
               Schedule IX -- Short-Term Borrowings                          S-3
               Schedule X  -- Supplementary Income Statement Information     S-4

          Schedules other than those listed above are omitted because they are not applicable or not required.

          Individual financial statements of subsidiaries of the Company have been omitted as the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements filed, in the aggregate, do not have minority equity interests and/or indebtedness to any person other than the Company or its consolidated subsidiaries in amounts which, together (excepting indebtedness incurred in the ordinary course of business which is not overdue and matures within one year from the date of its creation, whether or not evidenced by securities, and indebtedness of subsidiaries which is collateralized by the Company by guarantee, pledge, assignment or otherwise) exceed 5 percent of the total assets as shown by the most recent year-end consolidated balance sheet. There are no unconsolidated subsidiaries or 50% or less owned persons accounted for by the equity method.

          (b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1994.

          (c)  Exhibits (numbered in accordance with Item 601 of Regulation
               S-K).

               (3)  ARTICLES OF INCORPORATION AND BY-LAWS.


                    (3.1)     Restated Certificate of Incorporation filed
               November 9, 1990 with the Department of State of the State of New York is incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 26, 1991.

                    (3.2)     By-Laws of the Company, amended and restated on
               July 24, 1992, is incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 30, 1993.

               (4) INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES.

                    (4.1)     Restatement of Note Purchase Agreement, dated as
               of December 15, 1982, with Massachusetts Mutual Life Insurance Company, is incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 31, 1986.

                    (4.2)     Restatement of Note Purchase Agreement, dated as
               of January 15, 1983, with Massachusetts Mutual Life Insurance Company and MassMutual Corporate Investors, is incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 31, 1986.

                    (4.3)     Note Agreement dated as of November 15, 1989 with
               Massachusetts Mutual Life Insurance Company and MassMutual Participating Investors is incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 27, 1990.

                    (4.4)     Note Agreement dated as of July 30, 1990 with
               Nationwide Life Insurance Company and Employers Life Insurance Company of Wausau is incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 26, 1991.

                    (4.5)     Loan Agreement dated as of April 29, 1991 with
               Chemical Bank, as Agent, and Chemical Bank is incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended July 27, 1991.

                    (4.6)     Loan Agreement dated as of August 15, 1991 with
               Mutual of Omaha Insurance Company, United of Omaha Life Insurance Company, American Republic Insurance Company, Companion Life Insurance Company, The Canada Life Assurance Company, General American Life Insurance Company and The Manufacturers Life Insurance Company is incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 26, 1991.

               (10) MATERIAL CONTRACTS.

                    (10.1)    1982 Stock Option Plan is incorporated by
               reference to Exhibit A to Proxy Statement dated April 17, 1987.

                    (10.2)    Dividend Reinvestment and Stock Purchase Plan of
               the Company is incorporated by reference to Appendix B to Proxy Statement dated April 30, 1982.

                    (10.3)    1990 Fay's Incorporated Stock Option Plan for
               Non-Employee Directors is incorporated by reference to Exhibit A to Proxy Statement dated April 19, 1990.

                    (10.4)    Stock Purchase Agreement dated as of April 29,
               1991 by and among Victory Markets Inc., Galoz Investments B.V. and Fay's Incorporated is incorporated by reference to Current Report on Form 8-K dated May 10, 1991.

                    (10.5)    The Fay's Incorporated Key Management Incentive
               Plan accompanies this Report.

                    (10.6)    The form of Agreement providing for the employment
               by the Company of David H. Panasci, John A. Kogut, Warren D. Wolfson and James F. Poole, Jr. accompanies this Report.

               (21) SUBSIDIARIES OF REGISTRANT.

                    The Company's subsidiaries, all of which are wholly owned, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of January 29, 1994. Carls Drug Co., Inc. was merged into the Company on May 1, 1993.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                FAY'S INCORPORATED



                                           By:  /S/ David H. Panasci
                                               ---------------------------------
                                                David H. Panasci
                                                President and Chief Operating
                                                Officer

Dated:    April 28, 1994


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/S/ Henry A. Panasci, Jr.                  /S/ Robert H. Altman
- ------------------------------------       -------------------------------------
Henry A. Panasci, Jr., Chairman of         Robert H. Altman, Director
the Board, Chief Executive Officer
and Director

                                           /S/ John D. Burke
                                           -------------------------------------
/S/ James F. Poole, Jr.                    John D. Burke, Director
- ------------------------------------
James F. Poole, Jr., Vice President -
Finance and Chief Financial Officer

                                           -------------------------------------
                                           Robert J. Bennett, Director



                                           /S/ John A. Kogut
                                           -------------------------------------
                                           John A. Kogut, Director



                                           /S/ Tarky Lombardi, Jr.
                                           -------------------------------------
                                           Tarky Lombardi, Jr., Director



                                           /S/ Hyman M. Miller
                                           -------------------------------------
                                           Hyman M. Miller, Director

                                           Gary L. Moreau, Director
                                           -------------------------------------



                                           /S/ David H. Panasci
                                           -------------------------------------
                                           David H. Panasci, Director




                                           -------------------------------------
                                           John Saril, Director



                                           /S/ Warren D. Wolfson
                                           -------------------------------------
                                           Warren D. Wolfson, Director

Dated:  April 28, 1994

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
  of Fay's Incorporated
Liverpool, New York

We have audited the accompanying consolidated balance sheets of Fay's Incorporated and subsidiaries of January 29, 1994 and January 30, 1993, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 29, 1994. Our audits also included the consolidated financial statement schedules listed in the Index at Item 14(a)2. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fay's Incorporated and subsidiaries at January 29, 1994 and January 30, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth herein.

As discussed in the notes to the consolidated financial statements, in fiscal 1994 the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106 and also changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.



/s/ DELOITTE & TOUCHE

Rochester, New York
March 8, 1994

Fay's Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEETS
January 29, 1994 and January 30, 1993


                                                                                           (In thousands of dollars)
                                                                                           -------------------------
                                                                                                1994            1993
- --------------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash, including temporary investments of $53 at January 30, 1993                          $  1,006        $    917
  Accounts receivable                                                                         32,066          27,017
  Merchandise inventories                                                                    153,627         137,896
  Prepaid expenses                                                                             8,080           8,224
- --------------------------------------------------------------------------------------------------------------------
    Total Current Assets                                                                     194,779         174,054

Property and Equipment (Notes 3 and 5):
  Land                                                                                         3,837           3,768
  Buildings                                                                                   29,807          29,769
  Leasehold improvements                                                                      32,281          30,082
  Furniture, fixtures and equipment                                                           95,155          88,138
  Property under capital leases                                                               12,473          12,617
- --------------------------------------------------------------------------------------------------------------------
                                                                                             173,553         164,374
  Less accumulated depreciation and amortization                                             106,310          93,388
- --------------------------------------------------------------------------------------------------------------------
                                                                                              67,243          70,986
Intangible and Other Assets, less accumulated amortization
  of $11,280 in 1994 and $8,373 in 1993 (Note 4)                                              17,158          16,110
Deferred Income Taxes (Note 4)                                                                   534              --
- --------------------------------------------------------------------------------------------------------------------
    Total Assets                                                                            $279,714        $261,150
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------

Current Liabilities:
  Notes payable (Note 2)                                                                    $ 14,605        $     --
  Accounts payable, trade                                                                     54,890          56,096
  Accrued payroll and related taxes                                                            8,102           7,519
  Other accrued expenses                                                                      15,901          14,145
  Federal and state income taxes payable                                                       1,758              74
  Deferred income taxes (Note 4)                                                                  --           1,376
  Current portion of long-term debt and obligation under leases                                8,996           4,620
- --------------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                                104,252          83,830

Long-Term Debt (Note 3)                                                                       65,307          73,715
Obligation Under Leases (Note 5)                                                               2,106           2,825
Deferred Gain and Other Liabilities (Note 5)                                                   3,585           3,281
Deferred Income Taxes (Note 4)                                                                    --           3,473
Accrued Postretirement Benefit Obligation (Note 7)                                             7,626              --
Commitments (Note 5)
Stockholders' Equity (Notes 3 and 8):
  Preferred stock, par value $1 per share:
    Authorized, 5,000,000 shares
    Issued and outstanding, no shares                                                             --              --
  Common stock, par value $.10 per share:
    Authorized, 30,000,000 shares
    Issued, 20,270,092 and 20,000,539 shares, respectively                                     2,027           2,000
  Additional paid-in capital                                                                  59,515          57,954
  Retained earnings                                                                           35,413          34,203
  Less cost of common stock held in treasury                                                    (117)           (131)
- --------------------------------------------------------------------------------------------------------------------
                                                                                              96,838          94,026
- --------------------------------------------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity                                              $279,714        $261,150
- --------------------------------------------------------------------------------------------------------------------
- --------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

Fay's Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF NET EARNINGS
Years ended January 29, 1994, January 30, 1993 and January 25, 1992


                                                                    (In thousands of dollars, except per share data)
                                                                   --------------------------------------------------
                                                                       1994                  1993                1992
- ---------------------------------------------------------------------------------------------------------------------
Net sales                                                          $919,719              $902,643            $836,157

Cost and expenses:
  Cost of merchandise sold                                          649,078               636,286             590,115
  Selling, general and administrative expenses                      225,837               222,968             208,145
  Depreciation and amortization expenses                             16,180                15,309              14,429
  Interest expense                                                    7,893                 8,383               7,853
  Unusual charges (Note 9)                                            3,471                    --               1,064
- ---------------------------------------------------------------------------------------------------------------------
    Total cost and expenses                                         902,459               882,946             821,606
- ---------------------------------------------------------------------------------------------------------------------
Earnings before income taxes                                         17,260                19,697              14,551
Taxes on income (Note 4)                                              7,231                 8,466               5,898
- ---------------------------------------------------------------------------------------------------------------------
Earnings before cumulative effect of accounting change               10,029                11,231               8,653
Cumulative effect of accounting change, net of tax (Note 7)          (4,806)                   --                  --
- ---------------------------------------------------------------------------------------------------------------------
Net earnings                                                       $  5,223              $ 11,231            $  8,653
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------

Earnings per share:
  Earnings before cumulative effect of accounting change              $ .50                  $.56                $.44
  Cumulative effect of accounting change                               (.24)                   --                  --
- ---------------------------------------------------------------------------------------------------------------------
  Net earnings                                                        $ .26                  $.56                $.44
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

Fay's Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Years ended January 29, 1994, January 30, 1993 and January 25, 1992


                                                                                           (In thousands of dollars)
                                                                           --------------------------------------------------------
                                                                               Common     Additional
                                                                           Stock $.10        Paid-In       Retained       Treasury
                                                                            Par Value        Capital       Earnings          Stock
- -----------------------------------------------------------------------------------------------------------------------------------
Balance January 26, 1991                                                       $1,547        $54,637        $21,206          $(143)
Net earnings for the year                                                                                     8,653
Cash dividends paid ($.16 per share)                                                                         (3,101)
Exercise of stock options                                                          10            586
Issuance of stock pursuant to conversion of 10% convertible
  note (76,452 shares)                                                              8            492
Tax benefit from exercise and early disposition of stock options                                  35
Sale of stock under stock purchase plan                                            13            908
- -----------------------------------------------------------------------------------------------------------------------------------
Balance January 25, 1992                                                        1,578         56,658         26,758           (143)
Net earnings for the year                                                                                    11,231
Cash dividends paid ($.19 per share)                                                                         (3,769)
Exercise of stock options                                                           2            109
Issuance of stock pursuant to 5 for 4 stock split (3,944,849 shares)              395           (394)                           (1)
Issuance of stock pursuant to conversion of 10% convertible
  note (95,602 shares)                                                             10            490
Issuance of treasury stock for employee service awards                                             4            (17)            13
Tax benefit from exercise and early disposition of stock options                                  67
Sale of stock under stock purchase plan                                            15          1,020
- -----------------------------------------------------------------------------------------------------------------------------------
Balance January 30, 1993                                                        2,000         57,954         34,203           (131)
Net earnings for the year                                                                                     5,223
Cash dividends paid ($.20 per share)                                                                         (3,998)
Exercise of stock options                                                           2            113
Issuance of stock pursuant to conversion of 10% convertible
  note (95,602 shares)                                                             10            490
Issuance of treasury stock for employee service awards                                             1            (15)            14
Tax benefit from exercise and early disposition of stock options                                  24
Sale of stock under stock purchase plan                                            15            933
- -----------------------------------------------------------------------------------------------------------------------------------
Balance January 29, 1994                                                       $2,027        $59,515        $35,413          $(117)
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

Fay's Incorporated and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended January 29, 1994, January 30, 1993 and January 25, 1992


                                                                                    (In thousands of dollars)
                                                                           ----------------------------------------
                                                                                 1994           1993           1992
- -------------------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities:
Net earnings                                                                 $  5,223       $ 11,231       $  8,653
Adjustments to reconcile net earnings to net cash
  provided from operating activities:
  Cumulative effect of accounting change                                        7,998             --             --
  Depreciation and amortization                                                16,180         15,309         14,429
  (Increase) decrease in merchandise inventories                              (15,731)       (10,674)           582
  Increase in accounts receivable and prepaid expenses                         (4,905)        (2,070)        (4,475)
  Increase (decrease) in other liabilities                                      1,065           (705)         4,783
  Increase (decrease) in federal and state income taxes payable                 1,684         (2,965)         1,347
  (Decrease) increase in deferred income taxes payable                         (5,383)            76         (1,272)
- -------------------------------------------------------------------------------------------------------------------
Net cash provided from operating activities                                     6,131         10,202         24,047
- -------------------------------------------------------------------------------------------------------------------

Cash Flow For Investing Activities:
Expenditures for property and equipment                                        (9,502)        (6,994)       (14,588)
Increase in intangible and other assets                                        (3,983)          (527)        (2,269)
Proceeds from sale of assets                                                       --          4,186             --
Purchase of Carls Drug Co., Inc.                                                   --             --        (35,541)
- -------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                        (13,485)        (3,335)       (52,398)
- -------------------------------------------------------------------------------------------------------------------

Cash Flow From Financing Activities:
Increase (decrease) in notes payable                                           14,605             --         (3,500)
Proceeds from long-term debt                                                       --             --         40,574
Repayment of long-term debt                                                    (3,217)       (11,281)        (1,741)
Reductions in obligation under leases                                          (1,034)        (1,052)        (1,001)
Sale of common stock under option plans                                         1,087          1,214          1,552
Cash dividends paid                                                            (3,998)        (3,769)        (3,101)
- -------------------------------------------------------------------------------------------------------------------
Net cash provided from (used for) financing activities                          7,443        (14,888)        32,783
- -------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                                    89         (8,021)         4,432
Cash balance, beginning of year                                                   917          8,938          4,506
- -------------------------------------------------------------------------------------------------------------------

Cash balance, end of year                                                    $  1,006       $    917       $  8,938
- -------------------------------------------------------------------------------------------------------------------
- -------------------------------------------------------------------------------------------------------------------

Supplemental Cash Flow Information:
Cash paid during the year for:
  Interest                                                                   $  7,809       $  8,523       $  6,739
  Income taxes                                                                  7,815         10,019          6,357


Supplemental disclosure of non-cash investing and financing activity: On January 15 of 1994, 1993 and 1992, respectively, 95,602, 95,602 and 76,452 shares of common stock were issued upon conversion of $500,000 of unsecured 10% convertible notes.

See Notes to Consolidated Financial Statements.

Fay's Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended January 29, 1994, January 30, 1993 and January 25, 1992

NOTE 1.  Summary of Significant Accounting Policies
BASIS OF CONSOLIDATION -- The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR -- The Company's fiscal year ends on the last Saturday in January. Fiscal year 1994 had 52 weeks, fiscal year 1993 had 53 weeks and fiscal year 1992 had 52 weeks.

INVENTORIES -- Inventories are valued at the lower of cost or market. The cost of inventory is determined primarily on a last-in, first-out (LIFO) basis. Costs of seasonal merchandise, greeting cards, toys and inventories associated with the Company's Paper Cutter and Wheels stores are valued on a first-in first-out
(FIFO) basis. If all inventories had been valued at current replacement costs, total inventory values would have been approximately $32,138,000, $32,792,000 and $31,404,000 higher at January 29, 1994, January 30, 1993 and January 25, 1992, respectively.

PRE-OPENING EXPENSES -- Employee costs, representing training, stocking and equipping of new stores, as well as advertising and other expenditures of a non-capital nature required to make ready new store locations, are expensed as incurred.

PROPERTY AND EQUIPMENT -- Property and equipment are recorded at cost, or in the case of property under capital leases, the present value of minimum lease payments or fair value, whichever is lower. Depreciation is recorded principally on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. Major expenditures for betterments and renewals are capitalized.

INTANGIBLE ASSETS -- Intangible assets include values assigned to favorable lease commitments, lease acquisition costs, customer lists, non-competitive agreements and excess of purchase price over fair market value of net assets acquired. Such assets are being amortized on a straight-line basis over their estimated lives.

INCOME TAXES -- The Company and its subsidiaries file a consolidated federal income tax return. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, in fiscal 1994 retroactive to fiscal 1992. As a result of the adoption, the Company's January 30, 1993 balance sheet has been restated due to the restatement of deferred tax liabilities associated with the Company's purchase of Carls Drug Co., Inc. The effect of the Statement on fiscal 1993 and 1992 statements of net earnings and cash flows was immaterial. See Note 4 for a further discussion of income taxes.

POSTRETIREMENT BENEFITS -- The Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, in the first quarter of fiscal 1994. The Company elected immediate recognition of the accumulated postretirement benefit obligation which resulted in a non-cash reduction of fiscal 1994 net earnings of $4,806,000, net of tax.

EARNINGS PER SHARE -- Earnings per share are based on the average number of shares of common stock and common stock equivalents (stock options) outstanding during the respective periods, adjusted for stock dividends and splits, where applicable. The average number of shares of common stock and dilutive common stock equivalents outstanding were 20,085,326, 19,898,274 and 19,737,810 in fiscal 1994, 1993 and 1992, respectively. Fully diluted earnings per share did not differ materially from primary earnings per share.

STATEMENTS OF CASH FLOWS -- The Company considers that cash and equivalents include all highly liquid investments with original maturities of three months or less.

NOTE 2.  Short-Term Debt
The Company maintains lines of credit with several banks to meet its short-term borrowing requirements. At January 29, 1994 the Company had available lines of credit amounting to $29.9 million. Maximum outstanding borrowings during fiscal 1994 were $14.8 million and average borrowings were $3.8 million. The weighted average interest rate on short-term borrowings was 4.20% in fiscal 1994, 4.37% in fiscal 1993 and 6.52% in fiscal 1992.

NOTE 3.  Long-Term Debt
Long-term debt consisted of the following:



                                             (In thousands of dollars)
                                            --------------------------
                                            January 29,    January 30,
                                                   1994           1993
- ----------------------------------------------------------------------
Secured, 9.85% senior notes                     $18,000        $18,000
Unsecured, 9.77% senior notes                    25,000         25,000
Unsecured, 9.59% senior notes                    25,000         25,000
Unsecured, 10.5% notes                               --            550
Unsecured, 10% convertible notes                  2,000          2,500
Mortgage note                                     1,234          1,401
Revolving term loan                               2,500          5,000
- ----------------------------------------------------------------------
                                                 73,734         77,451
Less current portion                              8,427          3,736
- ----------------------------------------------------------------------
                                                $65,307        $73,715
- ----------------------------------------------------------------------
- ----------------------------------------------------------------------


Repayments to be made over the next five fiscal years are as follows (in thousands): 1995, $8,427; 1996, $9,506; 1997, $9,528; 1998, $9,553 and 1999,
$9,026.

The 9.85% senior notes are due November 15, 2004 and are payable in annual principal installments of $1,635,000 commencing November 15, 1994 and ending November 15, 2003, with the remaining balance payable on November 15, 2004. Interest is payable semi-annually on May 15 and November 15 of each year. The carrying value of collateral for the notes, consisting primarily of real property and certain equipment, amounted to $11,314,000 at January 29, 1994.

The 9.77% senior notes are due August 15, 2000 and are payable in equal annual installments commencing August 15, 1994. Interest is payable semi-annually on February 15 and November 15 of each year.

The 9.59% senior notes are due September 15, 2001 and are payable in equal annual installments commencing September 15, 1995. Interest is payable semi-annually on September 15 and March 15 of each year.

The 10% convertible notes are due January 15, 1998 and are payable in annual principal installments of $500,000 through 1998 and are convertible into common stock at $5.23 per share. The notes may be converted at any time prior to maturity, and 382,192 shares have been reserved for such conversion. The conversion rate is subject to adjustment for subsequent sales of common stock, rights or options to purchase common stock or other stock or obligations convertible to common stock at prices less than the conversion rate, and for stock dividends, stock splits and other specified transactions. On January 15, 1994, 95,602 shares of common stock were issued upon conversion of $500,000 of the notes.

The mortgage note bears interest at 9.25% and matures in 1998. The carrying value of buildings pledged as collateral for the note was $2,724,000 at January 29, 1994.

The revolving term loan is payable by quarterly installments of $1,250,000. At the Company's election, the interest rate is adjustable every thirty, sixty or ninety days, and is tied to either prime or LIBOR rates. At January 29, 1994 the interest rate on this loan was 4.65%.

The unsecured notes and the 9.85% senior notes contain, among other terms, certain restrictions on the Company's consolidated retained earnings. Under the most restrictive terms, $17,470,000 of retained earnings was not restricted as to cash dividends and the acquisition or retirement of the Company's stock as of January 29, 1994. Furthermore, the Company may acquire an additional 221,613 shares of its stock plus such number of shares, the aggregate price of which does not exceed $15,000,000. The unsecured notes also require the Company to maintain a minimum amount of consolidated working capital and require the maintenance of certain specified ratios. At January 29, 1994 the Company was in compliance with these requirements.

NOTE 4.  Income Taxes
The Company adopted SFAS No. 109 at the beginning of fiscal 1994 retroactive to fiscal 1992. The Company recorded additional goodwill and deferred tax liabilities in fiscal 1992 of approximately $3.6 million as a result of restating the acquisition values of Carls Drug Co., Inc. which was acquired in that fiscal year. The effect of this Statement on the provisions for income taxes and net earnings in fiscal 1993 and 1992 was not material.

The provisions for income taxes consisted of the following:


                                              (In thousands of dollars)
                                  ---------------------------------------------
                                     1994               1993               1992
- --------------------------------------------------------------------------------
Currently payable:
  Federal                         $ 6,933             $5,637            $ 5,808
  State                             2,512              2,336              1,946
- --------------------------------------------------------------------------------
                                    9,445              7,973              7,754
- --------------------------------------------------------------------------------

Deferred:
  Federal                          (1,665)               382             (1,438)
  State                              (549)               111               (418)
- --------------------------------------------------------------------------------
                                   (2,214)               493             (1,856)
- --------------------------------------------------------------------------------
                                  $ 7,231             $8,466            $ 5,898
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


Income taxes were computed at rates other than the statutory federal income tax rates due the following items:


                                   1994             1993              1992
- --------------------------------------------------------------------------------
                             Amount       %    Amount      %    Amount        %
- --------------------------------------------------------------------------------
Tax expense at federal
  statutory rate             $6,041    35.0    $6,697   34.0    $4,947     34.0
State taxes, net of federal
  benefit                     1,276     7.3     1,616    8.2     1,008      6.9
Tax credits                    (334)   (1.9)      (71)  (0.3)     (128)    (0.9)

Amortization of goodwill
  and other deferred
  charges                       252     1.5       187    0.9       160      1.1
Dividends and interest
  exempt from federal
  taxation                       (4)     --       (37)  (0.2)      (32)    (0.2)
        Other                    --      --        74   (0.4)      (57)    (0.4)
- --------------------------------------------------------------------------------
                             $7,231    41.9    $8,466   43.0    $5,898     40.5
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


The tax effects of the items comprising the Company's net deferred tax assets and liabilities at January 29, 1994 and January 30, 1993 (as restated) in the Company's consolidated balance sheets are as follows:


                                                     (In thousands of dollars)
                                                     --------------------------
                                                     January 29,    January 30,
                                                            1994           1993
- --------------------------------------------------------------------------------
Current deferred taxes:
 Deferred tax assets:
   Allowance for doubtful accounts                        $1,354        $   990
   Employee benefit accruals                               1,561            617
   Accruals for closed locations                             576            115
   Other                                                      --            134
- --------------------------------------------------------------------------------
                                                           3,491          1,856
   Valuation allowance                                        --             --
- --------------------------------------------------------------------------------
                                                           3,491          1,856
 Deferred tax liabilities:
   Inventory valuation differences                         3,306          3,232
   Other                                                     169             --
- --------------------------------------------------------------------------------
                                                           3,475          3,232
- --------------------------------------------------------------------------------
   Net current deferred tax asset (liability)             $   16        $(1,376)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Long-term deferred taxes:
 Deferred tax assets:
   Accrued postretirement benefits                        $3,178        $    --
   Recognition of rent expense                             1,172          1,308
   Deferred gain on sale of assets                         1,296          1,281
   Recognition of pension expense                             40            118
   Other                                                     122            177
- --------------------------------------------------------------------------------
                                                           5,808          2,884
   Valuation allowance                                        --             --
- --------------------------------------------------------------------------------
                                                           5,808          2,884
 Deferred tax liabilities:
   Tax depreciation in excess of
     financial statement depreciation                      4,345          5,237
   Financial statement basis of
     acquired long-term assets in
     excess of tax basis                                     945          1,120
- --------------------------------------------------------------------------------
                                                           5,290          6,357
- --------------------------------------------------------------------------------
 Net long-term deferred tax
     asset (liability)                                    $  518        $(3,473)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


There were no changes in the valuation allowance during the year ended January 29, 1994. Effective in the third quarter of fiscal 1994, the Federal income tax rate was increased from 34% to 35% on pretax earnings in excess of $10,000,000 as part of the Omnibus Budget Reconciliation Act. There was no other significant impact to the Company from this Act.

NOTE 5. Obligation Under Leases
The Company conducts primarily all retailing operations on leased premises. Leases are for varying periods from one to thirty years and are generally renewable at the option of the Company. Certain leases for store facilities are classified as capital leases.

Usually the leases provide that the Company pay a portion of the taxes and all insurance and maintenance costs associated with the leased premises. Certain leases provide for additional rentals based upon a percentage of sales. In addition, the Company leases transportation and other equipment under leases for periods of one to eight years.

During fiscal 1990, the Company entered into a sale and leaseback agreement for four store properties, the net proceeds from which totalled $5.9 million. The aggregate gain of $3.7 million was deferred and is being amortized over the 20-year term of the store leases.

Property and equipment includes the following amounts for capital leases:


                                                    (In thousands of dollars)
                                                  -----------------------------

                                                  January 29,       January 30,
                                                         1994              1993
- -------------------------------------------------------------------------------
Store facilities                                     $  9,085          $  9,229
Equipment                                               3,388             3,388
- -------------------------------------------------------------------------------
                                                       12,473            12,617
Less accumulated amortization                         (10,777)          (10,209)
- -------------------------------------------------------------------------------
                                                     $  1,696          $  2,408
- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------


Future minimum rental payments due under leases consisted of the following at January 29, 1994:


                                                     (In thousands of dollars)
                                                   ----------------------------
Fiscal Year                                         Operating           Capital
- -------------------------------------------------------------------------------
1995                                                 $ 21,685           $ 1,113
1996                                                   21,168               970
1997                                                   20,799               790
1998                                                   20,151               634
1999                                                   19,578               472
2000 and thereafter                                   123,057               852
- -------------------------------------------------------------------------------
Total minimum lease payments                         $226,438             4,831
                                                   ----------------------------
                                                   ----------------------------

Less: Executory costs including
      profit thereon                                                     (1,273)
      Interest portion of payments                                         (883)
                                                                        -------

      Present value of net minimum
      lease payments                                                    $ 2,675
                                                                        -------


The composition of total rental expense for the past three fiscal years was as follows:


                                                 (In thousands of dollars)
                                        ---------------------------------------
                                           1994            1993            1992
- -------------------------------------------------------------------------------
Minimum rentals-
  operating leases                      $20,930         $21,580         $19,449
Contingent rentals-
  operating and capital leases            1,288           1,177           1,015
- -------------------------------------------------------------------------------
                                        $22,218         $22,757         $20,464
- -------------------------------------------------------------------------------


NOTE 6.  Employee Benefit Plans
PROFIT SHARING RETIREMENT PLAN -- The Company maintains a Profit Sharing Retirement Plan which covers substantially all full-time employees who qualify as to age and length of service. All funds are held in trust for the exclusive benefit of participating employees. Contributions of $725,000 in fiscal 1994, $700,000 in fiscal 1993 and $600,000 in fiscal 1992 were charged to expense.

PENSION PLAN -- The Company maintains a defined benefit Pension Plan which covers substantially all full-time employees who qualify as to age and length of service. Benefits are based upon years of service and employee compensation. Annual contributions are made to the Plan sufficient to satisfy legal funding requirements.

Net pension expense was comprised of the following:


                                                    (In thousands of dollars)
                                                 ------------------------------
                                                  1994        1993         1992
- -------------------------------------------------------------------------------
Service costs-benefits earned
  during the period                              $ 938      $  716     $    504
Interest on projected
  benefit obligation                               837         681          580
Actual return on plan assets                      (661)       (958)      (2,226)
Net amortization and deferral
  of actuarial gains and losses                   (313)        168        1,673
- -------------------------------------------------------------------------------
                                                 $ 801      $  607     $    531
- -------------------------------------------------------------------------------


The funded status of the Pension Plan and the related amounts that are recognized in the consolidated balance sheets are as follows:


                                                       (In thousands of dollars)
                                                       -------------------------
                                                       January 29,  January 30,
                                                              1994         1993
- --------------------------------------------------------------------------------
Actuarial present value of
  accumulated benefit obligation:
  Vested                                                  $  9,370     $  6,938
  Non-vested                                                   566          441
- --------------------------------------------------------------------------------
  Total                                                   $  9,936     $  7,379
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Projected benefit obligation                               $12,133     $  9,971
Plan assets at fair market value,
  primarily listed stocks and
  fixed income securities                                   11,403       10,680
- --------------------------------------------------------------------------------

Plan assets (less than) in excess of
  projected benefit obligation                                (730)         709
Unrecognized prior service cost                                 15           32
Unrecognized net asset in transition                          (222)        (241)
Unrecognized net losses (gains)                                283         (808)
- --------------------------------------------------------------------------------
Accrued pension expense                                   $   (654)   $    (308)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


The weighted average discount rates used in determining benefit obligations were 7.75% at January 29,1994, 8.50% at January 30, 1993 and 8.75% at January 25,
1992. The expected long-term rate of return on plan assets was 9% for fiscal 1994, and 8% for fiscal 1993 and 1992. The rate of increase for future compensation was 4.5% in fiscal 1994, and 5% for fiscal 1993 and 1992.

NOTE 7.  Postretirement Benefits
The Company provides certain health care and life insurance benefits for substantially all of its retired employees. As discussed in Note 1, the Company adopted SFAS No. 106 effective February 1, 1993 which requires the Company to accrue the cost of retiree benefits over the period employees provide service. Prior to fiscal 1994, the Company expensed the cost of these benefits as incurred and recognized an expense of $194,000 in fiscal 1993 and $117,000 in fiscal 1992.

Effective during the first quarter of fiscal 1994, the Company amended its retiree benefit plans to modify the eligibility and cost sharing provisions for active employees. These changes resulted in a reduction in the accumulated obligation of $4,413,000 which is being amortized as required by SFAS No. 106 over the average period to full eligibility for benefits.

Postretirement benefit expense (credit) for the year ended January 29, 1994 was comprised of the following (in thousands):



Service cost -- benefits earned during the year                          $   81
Interest cost on accumulated benefit obligation                             313
Amortization of prior service cost                                         (459)
                                                                         -------
                                                                         $  (65)
                                                                         -------
                                                                         -------




The amount included in the January 29, 1994 consolidated balance sheet was as follows (in thousands):


Accumulated benefit obligation:
 Retirees                                                                $3,645
 Fully eligible active plan participants                                    318
 Other active plan participants                                             675
- --------------------------------------------------------------------------------
                                                                          4,638
Unrecognized actuarial losses                                              (971)
Unrecognized prior service cost                                           3,959
- --------------------------------------------------------------------------------
 Accrued postretirement benefit obligation                               $7,626
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



The assumed health care cost trend rate used in measuring the accumulated benefit obligation at January 29, 1994 was 12.3% for fiscal 1995, gradually declining to 6% in years 2006 through 2015, and 5.5% thereafter. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated benefit obligation at January 29, 1994 by approximately 12.7% and the sum of the service cost and interest cost components by approximately 15.6%. The assumed discount rate used in determining the accumulated benefit obligation at January 29, 1994 was 7.5%.

NOTE 8. Stockholders' Equity
On January 28, 1994 the Board of Directors declared a $.05 per share quarterly cash dividend payable on April 8, 1994 to shareholders of record on March 25, 1994.

EMPLOYEE STOCK PURCHASE PLAN -- The Company's Employee Stock Purchase Plan permits eligible employees to purchase common stock, through payroll deduction, at a purchase price equal to 90% of the fair market value of such common stock, in accordance with the terms of the Plan. At January 29, 1994, the Company had 1,058,436 additional shares of common stock available for issuance under this Plan. In fiscal 1994, 1993 and 1992, employees purchased 153,458, 156,188, and 159,120 shares at average prices of $6.18 in 1994, $6.63 in 1993 and $5.79 in 1992.

STOCK OPTION PLANS -- The Company maintains a stock option program for its officers and key employees. This Plan provides for the granting of both non-qualified and incentive stock options, and the issuance of up to an aggregate of 4,000,000 shares of common stock. At January 29, 1994, 1,680,173 shares were reserved for future grant.

In addition, the Company has reserved 125,000 shares of common stock in connection with a stock option plan for non-employee directors. On July 1 of each year, eligible directors automatically receive an option to purchase 1,500 shares at a price equal to fair market value on the date of grant. At January 29, 1994, 83,000 shares were reserved for future grant.

A summary of option transactions for all option plans is presented below:


                                                    Incentive     Non-Qualified
Year ended January 29, 1994:                    Stock Options     Stock Options
- --------------------------------------------------------------------------------
Shares under option,
  beginning of year                                   881,156           174,497
Options granted                                       412,750            10,500
Options exercised at prices
  ranging from $1.32 to $8.65                          (1,091)          (23,060)
Options expired and cancelled                         (50,492)           (7,956)
- --------------------------------------------------------------------------------
Shares under option,
  end of year                                       1,242,323           153,981
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Shares exercisable                                    919,376           111,981
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Exercise price of
  shares exercisable                           $4.79 to $9.35    $1.32 to $6.40
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                                                    Incentive     Non-Qualified
Year ended January 30, 1993:                    Stock Options     Stock Options
- --------------------------------------------------------------------------------
Shares under option,
  beginning of year                                   804,465           177,999
Options granted                                       203,313             9,000
Options exercised at prices
  ranging from $1.07 to $9.35                         (35,120)           (2,098)
Options expired and cancelled                         (91,502)          (10,404)
- --------------------------------------------------------------------------------
Shares under option,
  end of year                                         881,156           174,497
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Shares exercisable                                    684,292           189,236
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
Exercise price of
  shares exercisable                           $1.07 to $9.35     $.73 to $6.40
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



NOTE 9.  Unusual Charges
During the first quarter of fiscal 1994 the Company closed nine Paper Cutter stores located in the Philadelphia metropolitan area. As a result, the Company incurred a pretax charge in 1994 of $3,471,000 pertaining to future rental obligations, abandoned leasehold improvements and other related closing expenses.

On February 26, 1992, the Company entered into a settlement with the New York State Attorney General concerning litigation involving the New York State Employees Prescription Program. The suit was filed against the Company, its wholly-owned subsidiary Carls Drug Co., Inc., several other companies operating chain drug stores, and several pharmaceutical trade associations in June 1990. In full settlement of the lawsuit, the Company agreed to pay $1,064,000 which was expensed in fiscal 1992. In addition, Carls Drug Co., Inc. agreed to pay $384,000 which was accrued through the purchase price allocation related to the acquisition of Carls.

NOTE 10.  Fair Value of Financial Instruments
At January 29, 1994, the Company's financial instruments consisted of long-term debt. The carrying value of long-term debt (including current portion) at January 29, 1994 was $73,734,000. The estimated fair value of long-term debt at January 29,1994, based on quoted market prices for similar debt or current rates offered to the Company for debt with similar maturities, where applicable, was $80,909,000.

NOTE 11.  Quarterly Financial Information (Unaudited)
Summarized quarterly financial information for the years ended January 29, 1994 and January 30, 1993 was as follows:


                                 (In thousands of dollars except per share data)
                                 -----------------------------------------------
                                   First       Second        Third       Fourth
                                 Quarter      Quarter      Quarter      Quarter
- --------------------------------------------------------------------------------
Fiscal 1994:
Net sales                       $216,742     $221,925     $225,966     $255,086
Gross profit                      64,488       65,371       66,480       74,302
Income taxes                        (779)       2,154        1,555        4,301
Earnings (loss) before
  cumulative effect of
  accounting change               (1,097)       3,066        2,194        5,866
Net earnings (loss)               (5,903)       3,066        2,194        5,866
Earnings per share:
  Earnings (loss) before
    cumulative effect of
    accounting change              $(.05)        $.15         $.11         $.29
  Cumulative effect of
    accounting change               (.24)          --           --           --
  Net earnings (loss)              $(.29)        $.15         $.11         $.29
Cash dividends
  paid per share                   $ .05         $.05         $.05         $.05
Market price per share:
  High                             7 1/8        7            7 1/2        7 1/4
  Low                              6 1/4        6 1/8        6 1/2        6 3/8

Fiscal 1993:
Net sales                       $212,156     $216,364     $216,090     $258,033
Gross profit                      63,030       63,296       63,305       76,726
Income taxes                       1,060        2,038        1,072        4,296
Net earnings                       1,537        2,944        1,510        5,240
Earnings per share                  $.08         $.15         $.08         $.26
Cash dividends
  paid per share                    $.04         $.05         $.05         $.05
Market price per share:
  High                             9 1/4        8 1/8        8 3/8        8 1/8
  Low                              7 1/4        7 3/8        7 1/4            7


                       FAY'S INCORPORATED AND SUBSIDIARIES
                       SCHEDULE V - PROPERTY AND EQUIPMENT
                                 (in thousands)

                                                                                          Other
                                     Balance at         Additions      Retirements     Changes(a)     Balance at
                                    Beginning of           at              and          Increase        End of
        Classification                 Period             Cost          Disposals      (Decrease)       Period
- -------------------------------    ---------------     ----------     ------------     ----------     -----------
Fiscal Year Ended January 29, 1994:
   Land                            $         3,768     $       69     $                $              $    3,837
   Buildings                                29,769             38                                         29,807
   Leasehold Improvements                   30,082          3,080             (881 )                      32,281
   Furniture, Fixtures and
     Equipment                              88,138          7,139             (122 )                      95,155
   Property Under Capital Leases            12,617                            (144 )                      12,473
                                   -----------------   ------------   --------------   ------------   ------------
     Totals                        $       164,374     $   10,326     $     (1,147 )   $      -0-     $  173,553
                                   -----------------   ------------   --------------   ------------   ------------

Fiscal Year Ended January 30, 1993:
   Land                            $         3,730     $              $         (2 )   $       40     $    3,768
   Buildings                                29,990             49                            (270 )       29,769
   Leasehold Improvements                   28,334          1,757             (611 )          602         30,082
   Furniture, Fixtures and
     Equipment                              83,789          5,687           (1,298 )          (40 )       88,138
   Property Under Capital Leases            12,598             19                                         12,617
                                   -----------------   ------------   --------------   ------------   ------------
     Totals                        $       158,441     $    7,512     $     (1,911 )   $      332     $  164,374
                                   -----------------   ------------   --------------   ------------   ------------

Fiscal Year Ended January 25, 1992:
   Land                            $         3,258     $      472     $                $              $    3,730
   Buildings                                25,820          4,170                                         29,990
   Leasehold Improvements                   20,759          7,818             (243 )                      28,334
   Furniture, Fixtures and
     Equipment                              71,347         12,666             (224 )                      83,789
   Property Under Capital Leases            11,345          1,253                                         12,598
                                   -----------------   ------------   --------------   ------------   ------------
     Totals                        $       132,529     $   26,379     $       (467 )   $      -0-     $  158,441
                                   -----------------   ------------   --------------   ------------   ------------

(a) The Company adopted SFAS No. 109, Accounting for Income Taxes, in fiscal 1994. The January 30, 1993 balance sheet was restated due to the restatement of deferred tax liabilities associated with the Company's purchase of Carls Drug Co., Inc.

Depreciation and Amortization: The annual provisions for depreciation and amortization are computed in accordance with the following range of rates (principally on a straight line basis).

Buildings                          2.0% to 4.0%
Leasehold Improvements             shorter of 10% or life of lease
Furniture, Fixtures and Equipment  12.5% to 33.3%
Property Under Capital Leases      4.0% to 20.0%

                       FAY'S INCORPORATED AND SUBSIDIARIES
                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                     AMORTIZATION OF PROPERTY AND EQUIPMENT
                                 (in thousands)

                                                         Additions                         Other
                                      Balance at        Charged to                        Changes      Balance at
                                     Beginning of        Cost and                        Increase        End of
        Classification                  Period           Expenses       Retirements     (Decrease)       Period
- -------------------------------    -----------------   ------------   --------------   ------------   -----------
Fiscal Year Ended January 29, 1994:
   Buildings                       $         9,877     $    1,293     $                $              $   11,170
   Leasehold Improvements                   16,144          2,747             (236 )                      18,655
   Furniture, Fixtures and
     Equipment                              57,158          8,613              (64 )                      65,707
   Property Under Capital Leases            10,209            606              (37 )                      10,778
                                   -----------------   ------------   --------------   ------------   ------------

     Totals                        $        93,388     $   13,259     $       (337 )   $      -0-     $  106,310
                                   -----------------   ------------   --------------   ------------   ------------


Fiscal Year Ended January 30, 1993:
   Buildings                       $         8,521     $    1,356     $                $              $    9,877
   Leasehold Improvements                   13,663          2,541              (60 )                      16,144
   Furniture, Fixtures and
     Equipment                              48,878          8,682             (402 )                      57,158
   Property Under Capital Leases             9,526            683                                         10,209
                                   -----------------   ------------   --------------   ------------   ------------
     Totals                        $        80,588     $   13,262     $       (462 )   $      -0-     $   93,388
                                   -----------------   ------------   --------------   ------------   ------------


Fiscal Year Ended January 25, 1992:
   Buildings                       $         7,218     $    1,303     $                $              $    8,521
   Leasehold Improvements                   11,447          2,423             (207 )                      13,663
   Furniture, Fixtures and
     Equipment                              41,122          7,954             (198 )                      48,878
   Property Under Capital Leases             8,845            681                                          9,526
                                   -----------------   ------------   --------------   ------------   ------------
     Totals                        $        68,632     $   12,361     $       (405 )   $      -0-     $   80,588
                                   -----------------   ------------   --------------   ------------   ------------

                       FAY'S INCORPORATED AND SUBSIDIARIES

                       SCHEDULE IX - SHORT-TERM BORROWINGS
                                 (in thousands)

                                                                         Maximum           Average          Weighted
                                                                         Amount            Amount            Average
                                     Balance          Weighted         Outstanding       Outstanding      Interest Rate
     Category of Aggregate          At End of          Average         During the        During the          During
     Short-Term Borrowing            Period         Interest Rate        Period          Period (A)        Period (B)
- -------------------------------  ---------------   --------------    ---------------   ---------------   ---------------
Fiscal Year Ended January 29, 1994:
Notes Payable                    $        14,605            4.31%    $        14,775   $         3,810             4.20%

Fiscal Year Ended January 30, 1993
Notes Payable                    $        -0-               -0-      $         5,000   $           618             4.37%

Fiscal Year Ended January 25, 1992:
Notes Payable                    $        -0-               -0-      $        13,000   $         2,916             6.52%


(A) Average amount outstanding during the period is computed by dividing the total of daily principal balances outstanding by the number of days in the period.

(B) Weighted average interest rate for the fiscal year is computed by dividing short-term interest expense by the average short-term debt outstanding.

                       FAY'S INCORPORATED AND SUBSIDIARIES

             SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                 (in thousands)


                                                    Charges to Costs and Expenses
                                                          Fiscal Year Ended
                   Item                         1/29/94        1/30/93        1/25/92
- ------------------------------------------   ------------   ------------   ------------
Advertising                                  $  13,764      $   15,669     $   16,009

Note A: Amounts for other items required in this schedule have been omitted since they are less than 1% of revenues.