Form 10-Q
period 1994-04-30
FAYS INC
filed 1994-06-14
CIK 34768

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1994
                 ----------------------------------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                                     0-5179
                            (Commission File Number)

                               FAY'S INCORPORATED
             (Exact name of registrant as specified in its charter)

            State of New York                          16-0919350
        (State of Incorporation)                    (I.R.S. Employer
                                                   Identification No.)

              7245 HENRY CLAY BOULEVARD, LIVERPOOL, NEW YORK 13088
                    (Address of principal executive offices)

       Registrant's telephone number, including area code:  (315)451-8000



- - -------------------------------------------------------------------------------
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                         Yes  X         No
                                                                           ----

- - -------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at June 9, 1994
    -------------------------------         -----------------------------------
      Common Stock, $.10 par value                     20,270,856


                                    10 Pages

                       FAY'S INCORPORATED AND SUBSIDIARIES
                                      Index



                                                                        Page No.
                                                                        --------

PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets-
            April 30, 1994 and January 29, 1994                              3

          Consolidated Condensed Statements of Net Earnings-
            Thirteen Weeks Ended April 30, 1994 and May 1, 1993              4

          Consolidated Condensed Statements of Cash Flows-
            Thirteen Weeks Ended April 30, 1994 and May 1, 1993              5

          Notes to Consolidated Condensed Financial Statements               6

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7-8


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   9

                    FAY'S INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                         (in thousands of dollars)


                                                                          (Unaudited)
                                                                           April 30,      January 29,
                                                                             1994            1994
                                                                        -------------   -------------
ASSETS
Current Assets:
  Cash                                                                 $        1,121  $        1,006
  Accounts receivable                                                          31,942          32,066
  Merchandise inventories                                                     153,010         153,627
  Prepaid expenses                                                              7,149           8,080
  Refundable income taxes                                                       1,406          -
                                                                         -------------   -------------
      Total Current Assets                                                    194,628         194,779

Deferred Income Taxes                                                             534             534
Property and Equipment, Net                                                    67,103          67,243
Intangible and Other Assets, Net                                               21,973          17,158
                                                                         -------------   -------------

  Total Assets                                                         $      284,238  $      279,714
                                                                         -------------   -------------
                                                                         -------------   -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                                        $       18,195  $       14,605
  Accounts payable, trade                                                      58,949          54,890
  Accrued payroll and related taxes                                             6,507           8,102
  Other accrued expenses                                                       16,445          15,901
  Federal and state income taxes payable                                       -                1,758
  Current portion of long-term debt and obligation under leases                 7,747           8,996
                                                                         -------------   -------------
    Total Current Liabilities                                                 107,843         104,252

Long-Term Debt                                                                 65,249          65,307
Obligation Under Leases                                                         1,971           2,106
Deferred Gain and Other Liabilities                                             3,692           3,585
Accrued Postretirement Benefit Obligation (Note 3)                              7,560           7,626
Commitments

Stockholder's Equity:
  Common stock, par value $.10 per share                                        2,028           2,027
  Additional paid-in capital                                                   59,642          59,515
  Retained earnings                                                            36,370          35,413
  Common stock held in treasury, at cost                                         (117)           (117)
                                                                         -------------   -------------
    Total Stockholders' Equity                                                 97,923          96,838
                                                                         -------------   -------------

  Total Liabilities and Stockholder's Equity                           $      284,238  $      279,714
                                                                         -------------   -------------
                                                                         -------------   -------------


See notes to consolidated condensed financial statements.

                    FAY'S INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                                (Unaudited)
               (in thousands of dollars except per share data)


                                                                              Thirteen Weeks Ended
                                                                         -----------------------------
                                                                           April 30,        May 1,
                                                                             1994            1993
                                                                         -------------   -------------
Net sales                                                              $      239,061  $      216,742

Cost and expenses:
  Cost of merchandise sold                                                    170,138         152,254
  Selling, general and administrative expenses                                 59,286          55,505
  Depreciation and amortization expenses                                        4,196           4,049
  Interest expense, net                                                         2,005           1,965
  Unusual charge-store closings                                                -                4,845
                                                                         -------------   -------------
    Total cost and expenses                                                   235,625         218,618
                                                                         -------------   -------------

Earnings (loss) before income taxes                                             3,436          (1,876)

Provision for (benefit from) income taxes                                       1,463            (779)
                                                                         -------------   -------------

Earnings (loss) before cumulative effect of accounting change                   1,973          (1,097)

Cumulative effect of accounting change, net of tax (Note 3)                    -               (4,806)
                                                                         -------------   -------------

Net earnings (loss)                                                    $        1,973  $       (5,903)
                                                                         -------------   -------------
                                                                         -------------   -------------

NET EARNINGS (LOSS) PER SHARE:
Earnings (loss) before cumulative effect of accounting change          $         0.10  $        (0.05)
Cumulative effect of accounting change                                         -                (0.24)
                                                                         -----------------------------

Net earnings (loss) per share                                          $         0.10  $        (0.29)
                                                                         -------------   -------------
                                                                         -------------   -------------

Cash dividends paid per share                                          $         0.05  $         0.05
                                                                         -------------   -------------
                                                                         -------------   -------------

Stores in operation at end of period                                              325             304


See notes to consolidated condensed financial statements.

                    FAY'S INCORPORATED AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                         (in thousands of dollars)


                                                                             Thirteen Weeks Ended
                                                                         -----------------------------
                                                                           April 30,        May 1,
                                                                             1994            1993
                                                                         -------------   -------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                    $        1,973  $       (5,903)
Adjustments to reconcile net earnings (loss) to net
  cash provided from operating activities:
    Cumulative effect of accounting change                                     -                7,998
    Depreciation and amortization                                               4,196           4,049
    Decrease (increase) in current assets                                         266          (5,780)
    Increase (decrease) in other current liabilities                            1,249          (3,393)
    Increase in other long-term liabilities                                        41           4,845
    Changes in deferred tax assets and liabilities                             -               (4,339)
                                                                         -------------   -------------

Net cash provided from (used for) operating activities                          7,725          (2,523)
                                                                         -------------   -------------

CASH FLOW FOR INVESTING ACTIVITIES:
  Expenditures for property and equipment                                      (3,185)         (1,782)
  Increase in intangibles and other assets                                     (5,686)           (516)
                                                                         -------------   -------------

Net cash used for investing activities                                         (8,871)         (2,298)
                                                                         -------------   -------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in notes payable                                                     3,590           6,100
  Repayment of long-term debt and reductions
    of obligation under leases                                                 (1,443)           (326)
  Cash dividends paid                                                          (1,014)           (999)
  Other                                                                           128               9
                                                                         -------------   -------------

Net cash provided from financing activities                                     1,261           4,784
                                                                         -------------   -------------

Net increase (decrease) in cash                                                   115             (37)

Cash balance, beginning of period                                               1,006             917
                                                                         -------------   -------------

Cash balance, end of period                                            $        1,121  $          880
                                                                         -------------   -------------
                                                                         -------------   -------------


See notes to consolidated condensed financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 APRIL 30, 1994


(1) STATEMENT OF MANAGEMENT

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the information contained herein reflects all normal and recurring adjustments necessary for a fair presentation of the results of operations for the periods. The consolidated financial statements and notes thereto should be read with the financial statements and notes included in the Company's latest Annual Report on Form 10-K. The January 29, 1994 balance sheet data is derived from audited financial statements.

(2) COMMON STOCK AND EARNINGS PER SHARE

Earnings per share data rate based on the weighted average number of shares of common stock and common stock equivalents (stock options) with a dilutive effect outstanding during the period, where applicable. The average number of shares of common stock and dilutive common stock equivalents used to calculate earnings per share were 20,337,158 and 19,978,861 for the thirteen weeks ended April 30, 1994 and May 1, 1993, respectively.

(3) CHANGES IN ACCOUNTING

Effective January 31, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" ("SFAS No. 106"). SFAS No. 106 requires the Company to accrue the estimated cost of retiree benefit payments during the years the employee provides services. The Company previously expensed the cost of these benefits, which are principally health care, as claims were incurred. The Company elected to recognize in the first quarter of fiscal 1994 the cumulative effect of this obligation resulting in a one-time charge against net earnings of $4,805,992, net of $3,203,995 in income tax benefits.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 112, Employer's Accounting for Postemployment Benefits. This Statement is effective for the Company's fiscal 1995 financial statements. The effect of this Statement on the Company's consolidated financial statements is not anticipated to be material.

                       FAY'S INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's principal business is the operation of a chain of super drug stores under the name "Fay's Drugs." As of April 30, 1994, the Company was operating 209 Fay's Drug stores, 50 traditional drug stores, 35 discount auto supply stores, under the name "Wheels Discount Auto Supply," and 31 discount office supply, party supply, book and greeting card stores under the name "The Paper Cutter." Since the end of the first quarter of the precious fiscal year, the Company has opened two Fay's Drug stores, four Wheels Discount Auto Supply stores, six Paper Cutter stores, and acquired 12 traditional drug stores. During the same period, the Company closed two Fay's Drug stores and one traditional drug store. It also converted two traditional drug stores to Fay's Drug stores.

Net earnings for the first quarter of fiscal 1995 were $1,973,000 ($.10 per share) compared to a net loss of $5,903,000 in the first quarter of fiscal 1994. The net loss in fiscal 1994 included the result of the adoption of a new accounting standard of postretirement benefits of $4.8 million ($.24 per share) and changes associated with the April 1993 closing of nine Paper Cutter stores located in the Philadelphia metropolitan area amounting to $4.8 million on a pretax basis ($.14 per share). Excluding the unusual and one-time charges in 1993, net earnings for the quarter increased 13.7% from $1,736,000 ($.09 per share).

Sales for the first quarter of fiscal 1995 were $239.1 million, which represented and increase of 10.3% over first quarter fiscal 1994 sales of $216.7 million. Sales from comparable stores (those open one year or more as of April 30, 1994) increased 5.5% for the quarter. Sales increases are reflective of a 15.3% increase in pharmacy sales for the quarter. Excluding the effect of closed stores, total sales increased 11.2% over the first quarter of fiscal 1994.

The gross profit rate on sales was 28.83% in the first quarter of fiscal 1995 compared to 29.75% for the same period last year. The decline in overall gross profit is attributable to continued pressures on third party pharmacy margins, decreased margins on promotional sales, and decreases in the gross profit rate for the Wheels and Paper Cutter stores. In addition, the Company's mail order division, Postscript, which operates at lower margins than the Company's retail stores, began operations in the second quarter of fiscal 1994.

                       FAY'S INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS


Selling, general and administrative expenses, as a percentage of sales, were 24.80% in the first quarter of fiscal 1995 compared to 25.61% for the same period last year. The reduction in these expenses as a percentage of sales in the first quarter of fiscal 1995 is due in part to expense reductions realized from the sale or closure of 13 stores during the past year as well as the leveraging of sales increases combined with tighter expense controls.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1994, the Company had cash of $1.1 million and total working capital of $86.8 million. Cash flow from operations was $7.7 million for the first quarter of fiscal 1995. Operating cash flows were augmented by short-term borrowings and were used primarily for expenditures for property and equipment and the acquistion of two institutional pharmacies in the first quarter of fiscal 1995.

The Company continues to maintain a sound financial position and believes that its operations and capital resources will provide sufficient cash availability to meet its liquidity needs and to finance planned growth.

                       FAY'S INCORPORATED AND SUBSIDIARIES

PART II.   OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K

           (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fiscal quarter ended April 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        FAY'S INCORPORATED
                                   ------------------------------------------
                                              (Registrant)


Dated: June 10, 1994               /s/James F. Poole, Jr.
                                   -----------------------------------------
                                   James F. Poole, Jr.
                                   Vice President -- Finance and
                                   Chief Financial Officer


Dated: June 10, 1994               /s/Warren D. Wolfson
                                   -----------------------------------------
                                   Warren D. Wolfson
                                   Senior Vice President