Form 10-Q
period 1994-07-30
FAYS INC
filed 1994-09-14
CIK 34768

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 30, 1994
                  --------------------------------------------

[   ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

                                     0-5179
                            (Commission File Number)

                               FAY'S INCORPORATED
             (Exact name of registrant as specified in its charter)

          State of New York                                 16-0919350
       (State of incorporation)                          (I.R.S. Employer
                                                         Identification No.)

              7245 HENRY CLAY BOULEVARD, LIVERPOOL, NEW YORK  13088
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:   (315) 451-8000



- - -------------------------------------------------------------------------------
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                    Yes     X      No
                                                                       --------

- - -------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at September 9, 1994
- - ----------------------------              -------------------------------------
Common Stock, $.10 par value                             20,290,898

                       FAY'S INCORPORATED AND SUBSIDIARIES
                                      Index



                                                                      Page No.
                                                                      --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
           July 30, 1994 and January 29, 1994                               3

          Consolidated Condensed Statements of Net Earnings -
           Thirteen and Twenty-Six Weeks Ended July 30, 1994
           and July 31, 1993                                                4

          Consolidated Condensed Statements of Cash Flows -
           Twenty-Six Weeks Ended July 30 ,1994 and July 31, 1993           5

          Notes to Consolidated Condensed Financial Statements            6 - 7

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8 - 9


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders              10

Item 6.   Exhibits and Reports on Form 8-K                                 10

                       FAY'S INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            (in thousands of dollars)


                                                                    July 30,
                                                                      1994          January 29,
ASSETS                                                             (Unaudited)         1994
                                                                    ---------       -----------
Current Assets:
  Cash                                                              $     2,779     $     1,006
  Accounts receivable                                                    33,935          32,066
  Merchandise inventories                                               159,201         153,627
  Prepaid expenses                                                        6,733           8,080
  Refundable income taxes                                                 1,263         -
                                                                    -----------     -----------
    Total Current Assets                                                203,911         194,779

Deferred Income Taxes                                                     1,114             534
Property and Equipment, Net                                              69,134          67,243
Intangible and Other Assets, Net                                         26,403          17,158
                                                                    -----------     -----------

  Total Assets                                                      $   300,562     $   279,714
                                                                    -----------     -----------
                                                                    -----------     -----------


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable bank                                                $     4,000     $    14,605
  Accounts payable, trade                                                53,881          54,890
  Accrued payroll and related taxes                                       7,715           8,102
  Other current liabilities                                              24,758          15,901
  Federal and state income taxes payable                                 -                1,758
  Current portion of long-term debt and obligation under leases           6,504           8,996
                                                                    -----------     -----------
    Total Current Liabilities                                            96,858         104,252

Long-Term Debt                                                           90,205          65,307
Obligation Under Leases                                                   1,832           2,106
Deferred Gain and Other Liabilities                                       4,699           3,585
Accrued Postretirement Benefit Obligation (Note 3)                        7,493           7,626
Commitments

Stockholders' Equity:
  Common stock, par value $.10 per share                                  2,028           2,027
  Additional paid-in capital                                             59,644          59,515
  Retained earnings                                                      37,920          35,413
  Common stock held in treasury, at cost                                   (117)           (117)
                                                                    -----------     -----------
    Total Stockholders' Equity                                           99,475          96,838
                                                                    -----------     -----------

Total Liabilities and Stockholders' Equity                          $   300,562     $   279,714
                                                                    -----------     -----------
                                                                    -----------     -----------

See notes to consolidated condensed financial statements.

                       FAY'S INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                   (Unaudited)
                 (In thousands of dollars except per share data)


                                                                  Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                                -------------------------     -------------------------
                                                                 July 30,       July 31,       July 30,       July 31,
                                                                   1994           1993           1994           1993
                                                                ----------     ----------     ----------     ----------
Net sales                                                       $  252,379     $  221,925     $  491,440     $  438,667

Cost and expenses:
  Cost of merchandise sold                                         180,395        156,554        350,533        308,808
  Selling, general and administrative expenses                      61,404         54,842        120,690        110,347
  Depreciation and amortization expenses                             3,960          4,116          8,156          8,165
  Interest expense, net                                              2,142          2,043          4,147          4,008
  Unusual charge (credit)-store closings                           -                 (850)       -                3,995
                                                                ----------     ----------     ----------     ----------
    Total cost and expenses                                        247,901        216,705        483,526        435,323
                                                                ----------     ----------     ----------     ----------

Earnings before income taxes                                         4,478          5,220          7,914          3,344

Provision for income taxes                                           1,897          2,154          3,360          1,375
                                                                ----------     ----------     ----------     ----------

Earnings before cumulative effect of accounting change               2,581          3,066          4,554          1,969

Cumulative effect of accounting change, net of tax (Note 3)        -              -              -               (4,806)
                                                                ----------     ----------     ----------     ----------

Net earnings (loss)                                             $    2,581     $    3,066     $    4,554     $   (2,837)
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

EARNINGS (LOSS) PER SHARE:
Earnings before cumulative effect of accounting change          $     0.13     $     0.15     $     0.22     $     0.10
Cumulative effect of accounting change                             -              -              -                (0.24)
                                                                ----------     ----------     ----------     ----------

Earnings (loss) per share                                       $     0.13     $     0.15     $     0.22     $    (0.14)
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------


Cash dividends paid per share                                   $     0.05     $     0.05     $     0.10     $     0.10
                                                                ----------     ----------     ----------     ----------
                                                                ----------     ----------     ----------     ----------

Stores in operation at end of period                                   368            308            368            308

See notes to consolidated condensed financial statements.

                       FAY'S INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                         Twenty-Six Weeks Ended
                                                         ----------------------
                                                          July 30,   July 31,
                                                            1994       1993
                                                          --------   --------
CASH FLOW FROM OPERATING ACTIVITIES:
Net earnings (loss)                                       $  4,554   $ (2,837)
Adjustments to reconcile net earnings (loss) to net
  cash provided from operating activities:
    Cumulative effect of accounting change                  -           7,998
    Depreciation and amortization                            8,156      8,165
    Increase in current assets                              (2,241)    (1,093)
    Increase (decrease) in other current liabilities        (2,172)    (3,804)
    Increase (decrease) in other long-term liabilities        (362)     1,066
    Changes in deferred income tax assets and liabilities     (580)    (4,339)
                                                          --------   --------

Net cash provided from operating activities                  7,355      5,156
                                                          --------   --------

CASH FLOW FOR INVESTING ACTIVITIES:
  Expenditures for property and equipment                   (7,909)    (3,839)
  Increase in intangibles and other assets                  (7,283)      (670)
                                                          --------   --------

Net cash used for investing activities                     (15,192)    (4,509)
                                                          --------   --------

CASH FLOW FROM FINANCING ACTIVITIES:
  Increase (decrease) in notes payable bank                (10,605)     3,015
  Increase in long-term debt                                25,000     -
  Repayment of long-term debt and reduction
    of obligation under leases                              (2,868)      (907)
  Cash dividends paid                                       (2,027)    (1,998)
  Other                                                        110         51
                                                          --------   --------

Net cash provided from financing activities                  9,610        161
                                                          --------   --------

Net increase in cash                                         1,773        808

Cash balance, beginning of period                            1,006        917
                                                          --------   --------

Cash balance, end of period                               $  2,779   $  1,725
                                                          --------   --------
                                                          --------   --------

See notes to consolidated condensed financial statements.

                       FAY'S INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  July 30, 1994


(1) STATEMENT OF MANAGEMENT

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the information contained herein reflects all normal and recurring adjustments necessary for a fair presentation of the results of operations for the periods. The consolidated financial statements and notes thereto should be read with the financial statements and notes included in the Company's latest Annual Report on Form 10-K. The January 29,1994 balance sheet data is derived from audited financial statements.

(2) COMMON STOCK AND EARNINGS PER SHARE

Earnings per share data are based on the weighted average number of shares of common stock and common stock equivalents (stock options) with a dilutive effect outstanding during the period, where applicable. The average number of shares of common stock and dilutive common stock equivalents used to calculate earnings per share were 20,343,227 and 20,067,558 for the thirteen weeks ended July 30, 1994 and July 31, 1993, respectively, and 20,340,193 and 19,982,108 for the twenty-six weeks ended July 30, 1994 and July 31, 1993 respectively.


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

                       FAY'S INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(5) ACQUISITIONS

In the second quarter of fiscal 1995, the Company purchased the assets of 26 National Auto Supply Stores in New York, four Whitlock Auto Supply Stores in Pennsylvania and certain distribution center inventories pertaining to these stores from WSR Corporation. Included in other current liabilities at July 30, 1994 is $1,259,000 pertaining to this acquisition which will be paid in the third quarter of fiscal 1995.

In the second quarter of fiscal 1995 the Company also purchased the capital stock of Peterson Drug Company of Western New York, Inc., which operated twelve Peterson Drug Stores. Included in other current liabilities at July 30, 1994 is $6,616,000 pertaining to this acquisition which will be paid in the third quarter of fiscal 1995.

                       FAY'S INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's principal business is the operation of a chain of super drug stores under the name "Fay's Drugs." As of July 30, 1994, the Company was operating 210 Fay's Drug stores, 64 traditional drug stores, 63 discount auto supply stores under the name "Wheels Discount Auto Supply," and 31 discount office supply, party supply, book and greeting card stores under the name "The Paper Cutter." On June 15, 1994 the Company acquired the assets of 26 National Auto Supply Stores in New York and four Whitlock Auto Supply stores in Pennsylvania. On July 30, 1994 these acquired stores were being converted into Wheels Discount Auto Supply stores. The Company also acquired twelve traditional drug stores via the purchase of the capital stock of Peterson Drug Company of Western New York, Inc. in July of 1994.

Since the end of the second quarter of the previous fiscal year, the Company has also opened two Fay's Drug stores, three Wheels Discount Auto Supply stores, five Paper Cutter stores, and acquired 13 traditional drug stores. During the same period, the Company closed 2 traditional drug stores and converted three traditional drug stores to Fay's Drug stores. The Company also closed one Wheels Discount Auto Supply store and one acquired National Auto Supply Store in the second quarter of fiscal 1995.

Net earnings for the second quarter of fiscal 1995 were $2,581,000 as compared to $3,066,000 in the second quarter of the previous year. Fiscal 1994 second quarter net earnings included an unusual gain of $481,000, after tax, resulting from the termination of obligations under leases for two of the nine Paper Cutter stores closed during the first quarter of fiscal 1994. For the first half of fiscal 1995, earnings before the effect of the accounting change for postretirement benefits were $4,554,000 compared to $1,969,000 in fiscal 1994. Included in fiscal 1994 year-to-date earnings are charges, after tax, of $2,352,000 pertaining to the Paper Cutter closings. Excluding the charges for the Paper Cutter closings and the change in accounting, net earnings for the first half of fiscal 1995 increased 5.4% from $4,321,000 in fiscal 1994.

Sales for the second quarter and first half of fiscal 1995 were $252.4 and $491.4 million, respectively, representing increases of 13.7% and 12.0% over the same periods a year ago. Sales for comparable stores (those open one year or more as of July 30, 1994) increased 4.8% for the quarter and 5.2% for the first half of fiscal 1995. Sales increases are reflective of a 19.7% increase in total pharmacy sales for the quarter and a 9.7% increase in pharmacy sales from comparable stores for the quarter. Excluding the effect of closed stores, total sales for the quarter and first half of fiscal 1995 increased 14.3% and 13.2%, respectively,

The gross profit rate on sales was 28.52% in the second quarter of fiscal 1994 compared to 29.46% for the same period last year. For the first half of fiscal 1995, the gross profit rate decreased to 28.67% from 29.60% in the previous year. The decline in gross profit is attributable to continued pressures on third party pharmacy margins, an increase in third party prescription sales as a percentage of total pharmacy sales, and a continued decline in the gross profit rate for the Paper Cutter stores.

                       FAY'S INCORPORATED AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS



Selling, general and administrative expenses, as a percentage of sales, were 24.33% in the second quarter of fiscal 1995 compared to 24.71% for the same period last year. For the first two quarters, these expenses decreased from 25.16% in fiscal 1994 to 24.56% of sales. These decreases are due in part to the leveraging of payroll expenditures in connection with sales increases, continued expense controls, reduced occupancy expenses as a percentage of sales due also in part to the closure of underperforming locations within the past 12 months.

LIQUIDITY AND CAPITAL RESOURCES


At July 30, 1994, the Company had cash of $2.8 million and total working capital of $107.1 million. Cash flow from operations totaled $7.4 million and was used primarily for property and equipment expenditures, the payment of cash dividends, and reductions in long-term obligations. Fiscal 1995 acquisitions have been funded primarily by additional long-term borrowings.


The Company continues to maintain a sound financial position and believes that its operations and capital resources will provide sufficient cash availability to meet its liquidity needs and to finance planned growth.

                       FAY'S INCORPORATED AND SUBSIDIARIES


PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The 1994 Annual Meeting of Shareholders was held on May 27, 1994.

          (c) Each of the matters voted upon at the Meeting, and the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation with respect to each nominee for office, is as follows:

               (i)  Votes cast for nominees:

               Tarky Lombardi, Jr.                For            17,086,194
                                              Against               224,627

               Hyman H. Miller                    For            17,065,033
                                              Against               245,788

               Warren D. Wolfson                  For            17,110,523
                                              Against               200,298

               (ii) Proposal to approve the appointment of Deloitte & Touche to audit the consolidated financial statements of the Company for the fiscal year ending January 28, 1995:
                                                  For            17,175,516
                                              Against                73,707
                                              Abstain                61,598
                                             Non-vote                     0


Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fiscal quarter ended July 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FAY'S INCORPORATED
                                        ---------------------------------------
                                                  (Registrant)



Dated: September 12, 1994               /s/ James F. Poole, Jr.
                                        ---------------------------------------
                                        James F. Poole, Jr.
                                        Vice President - Finance and
                                        Chief Financial Officer


Dated: September 12, 1994               /s/ Warren D. Wolfson
                                        ---------------------------------------
                                        Warren D. Wolfson
                                        Senior Vice President