Form 10-Q
period 1994-10-29
FAYS INC
filed 1994-12-12
CIK 34768

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended October 29, 1994

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

                                    0-5179
                           (Commission File Number)

                              Fay's Incorporated
            (Exact name of registrant as specified in its charter)

         State of New York                              16-0919350
         (State of incorporation)                       (I.R.S. Employer
                                                         Identification No.)

            7245 Henry Clay Boulevard, Liverpool, New York   13088
                   (Address of principal executive offices)

    Registrant's telephone number, including area code:     (315) 451-8000




- --------------------------------------------------------------------------------
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                        Yes  X       No
                                                             ---         ---

- --------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at December 2 , 1994
- ----------------------------              --------------------------------
Common Stock, $.10 par value                         20,212,475



                                   10 Pages

                      Fay's Incorporated and Subsidiaries
                                     Index



                                                              Page No.
                                                              --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
           October 29, 1994 and January 29, 1994                    3

         Consolidated Condensed Statements of Net Earnings -
           Thirteen and Thirty-Nine Weeks Ended
           October 29, 1994 and October 30, 1993                    4

         Consolidated Condensed Statements of Cash Flows -
           Thirty-Nine Weeks Ended October 29, 1994 and
           October 30, 1993                                         5

         Notes to Consolidated Condensed Financial Statements       6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    7-8

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           9

                      Fay's Incorporated and Subsidiaries
                     Consolidated Condensed Balance Sheets
                           (in thousands of dollars)

                                                                    October 29,
                                                                       1994      January 29,
                                                                   (Unaudited)       1994
                                                                   -----------   -----------
ASSETS
Current Assets:
  Cash                                                               $  1,374      $  1,006
  Accounts receivable                                                  34,147        32,066
  Merchandise inventories                                             187,449       153,627
  Prepaid expenses                                                      6,691         8,080
  Refundable income taxes                                                 319             -
                                                                     --------      --------
    Total Current Assets                                              229,980       194,779

Deferred Income Taxes                                                   1,114           534
Property and Equipment, net                                            70,027        67,243
Intangible and Other Assets, net                                       25,863        17,158
                                                                     --------      --------
   Total Assets                                                      $326,984      $279,714
                                                                     ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Notes payable, bank                                                $ 19,000      $ 14,605
  Accounts payable, trade                                              75,413        54,890
  Accrued payroll and related taxes                                     7,584         8,102
  Other current liabilities                                            17,822        15,901
  Federal and state income taxes payable                                    -         1,758
  Current portion of long-term debt and obligation under leases        10,352         8,996
                                                                     --------      --------
    Total Current Liabilities                                         130,171       104,252

Long-Term Debt                                                         83,851        65,307
Obligation Under Leases                                                 1,699         2,106
Deferred Gain and Other Liabilities                                     3,169         3,585
Accrued Postretirement Benefit Obligation (Note 3)                      7,427         7,626
Commitments

Stockholders' Equity:
  Common stock, par value $.10 per share                                2,028         2,027
  Additional paid-in capital                                           59,648        59,515
  Retained earnings                                                    39,108        35,413
  Common stock held in treasury, at cost                                 (117)         (117)
                                                                     --------      --------
    Total Stockholders' Equity                                        100,667        96,838
                                                                     --------      --------
 Total Liabilities and Stockholders' Equity                          $326,984      $279,714
                                                                     ========      ========

See notes to consolidated condensed financial statements.

                      Fay's Incorporated and Subsidiaries
               Consolidated Condensed Statements of Net Earnings
                                  (Unaudited)
                (In thousands of dollars except per share data)

                                                                 Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                               -------------------------    -------------------------
                                                               October 29,   October 30,    October 29,   October 30,
                                                                  1994           1993          1994          1993
                                                               -----------   -----------    -----------   -----------
Net Sales                                                         $260,593      $225,966      $ 752,033      $664,633

Cost and Expenses:
     Cost of merchandise sold                                      184,099       159,486        534,632       468,294
     Selling, general and administrative expenses                   66,337        56,726        187,027       167,073
     Depreciation and amortization expenses                          4,149         4,113         12,305        12,278
     Interest expense, net                                           2,189         1,892          6,336         5,900
     Unusual charge-store closings                                       -             -              -         3,995
                                                                  --------      --------      ---------      --------
        Total cost and expenses                                    256,774       222,217        740,300       657,540
                                                                  --------      --------      ---------      --------

Earnings before income taxes                                         3,819         3,749         11,733         7,093
Provision for income taxes                                           1,613         1,555          4,973         2,930
                                                                  --------      --------      ---------      --------
Earnings before cumulative effect of accounting change               2,206         2,194          6,760         4,163
Cumulative effect of accounting change, net of tax (Note 3)              -             -              -        (4,806)
                                                                  --------      --------      ---------      --------
Net earnings (loss)                                               $  2,206      $  2,194      $   6,760      $   (643)
                                                                  ========      ========      =========      ========

Earnings (loss) per share:
Earnings before cumulative effect of accounting change            $   0.11      $   0.11      $    0.33      $   0.21
Cumulative effect of accounting change                                   -             -              -         (0.24)
                                                                  --------      --------      ---------      --------
Earnings (loss) per share                                         $   0.11      $   0.11      $    0.33      $  (0.03)
                                                                  ========      ========      =========      ========
Cash dividends paid per share                                     $   0.05      $   0.05      $    0.15      $   0.15
                                                                  ========      ========      =========      ========
Stores in operation at end of period                                   371           316            371           316

See notes to consolidated condensed financial statements.

                      Fay's Incorporated and Subsidiaries
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)
                           (in thousands of dollars)

                                                                Thirty-Nine Weeks Ended
                                                              ---------------------------
                                                              October 29,     October 30,
                                                                 1994            1993
                                                              -----------     -----------
Cash Flow From Operating Activities:
Net earnings (loss)                                              $  6,760       $   (643)
Adjustments to reconcile net earnings (loss) to net
    cash provided from operating activities:
       Cumulative effect of accounting change                           -          7,998
       Depreciation and amortization                               12,305         12,278
       Increase in current assets                                 (34,833)       (32,957)
       Increase in current liabilities                             20,168         20,246
       Decrease in other long-term liabilities                       (615)             -
       Changes in deferred income tax assets and liabilities         (580)        (4,339)
                                                                 --------       --------
Net cash provided from operating activities                         3,205          2,583
                                                                 --------       --------
Cash Flow For Investing Activities:
     Expenditures for property and equipment                      (12,960)        (7,567)
     Increase in intangibles and other assets                     (10,834)        (2,694)
                                                                 --------       --------
Net cash used for investing activities                            (23,794)       (10,261)
                                                                 --------       --------
Cash Flow From Financing Activities:
     Increase in notes payable, bank                                4,395         11,700
     Increase in long-term debt                                    26,265              -
     Repayment of long-term debt and reduction
         of obligation under leases                                (6,772)          (964)
     Cash dividends paid                                           (3,041)        (2,998)
     Other                                                            110            109
                                                                 --------       --------
Net cash provided from financing activities                        20,957          7,847
                                                                 --------       --------
Net increase in cash                                                  368            169

Cash balance, beginning of period                                   1,006            917
                                                                 --------       --------
Cash balance, end of period                                      $  1,374       $  1,086
                                                                 ========       ========

See notes to consolidated condensed financial statements.

                  Fay's Incorporated and Subsidiaries
         Notes to Consolidated Condensed Financial Statements
                           October 29, 1994



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

(2)  Common Stock and Earnings per Share

Earnings per share data are based on the weighted average number of shares of common stock and common stock equivalents (stock options) with a dilutive effect outstanding during the period. The average number of shares of common stock and dilutive common stock equivalents used to calculate earnings per share were 20,404,914 and 20,066,910 for the thirteen weeks ended October 29, 1994 and October 30, 1993, respectively, and 20,361,766 and 19,986,012 for the thirty-nine weeks ended October 29, 1994 and October 30, 1993, respectively.

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

                  Fay's Incorporated and Subsidiaries

           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations



The Company's principal business is the operation of a chain of super drug stores under the name "Fay's Drugs." As of October 29, 1994, the Company was operating 209 Fay's Drug stores, 64 traditional drug stores, 66 discount auto supply stores under the name "Wheels Discount Auto Supply," and 32 discount office supply, party supply, book and greeting card stores under the name "The Paper Cutter." On June 15, 1994 the Company acquired the assets of 26 National Auto Supply Stores in New York and four Whitlock Auto Supply stores in Pennsylvania. In July 1994, the Company also acquired twelve traditional drug stores via the purchase of the capital stock of Peterson Drug Company of Western New York, Inc.

Since the end of the third quarter of fiscal year 1994, the Company has also opened one Fay's Drug store, six Wheels Discount Auto Supply stores, four Paper Cutter stores, and acquired eight traditional drug stores. During the same period, the Company closed three Fay's Drug stores, one traditional drug store, and converted two traditional drug stores to Fay's Drug stores. The Company also closed one Wheels Discount Auto Supply Store and one acquired National Auto Supply Store in the second quarter of fiscal 1995.

Net earnings for the third quarter of fiscal 1995 were $2,206,000 as compared to $2,194,000 in the third quarter of the previous year. For the first three quarters of fiscal 1995, earnings were $6,760,000 compared to $4,163,000 in fiscal 1994 before the effect of the accounting change for postretirement benefits. Included in fiscal 1994 year-to-date earnings were charges, after tax, of $2,352,000 pertaining to nine Paper Cutter stores closed in the first quarter of fiscal 1994. Excluding the charges for the Paper Cutter closings and the change in accounting, net earnings for the first three quarters of fiscal 1995 increased 3.8% from $6,515,000 in fiscal 1994.

Sales for the third quarter and the first three quarters of fiscal 1995 were $260.6 and $752.0 million, respectively, representing increases of 15.3% and 13.2% over the same periods a year earlier. Sales from comparable stores (those open one year or more as of October 29, 1994) increased 4.2% for the quarter and 4.9% for the first three quarters of fiscal 1995. Sales increases are reflective of a 22.2% increase in total pharmacy sales for the quarter and a 8.8% increase in pharmacy sales from comparable stores for the quarter. Excluding the effect of closed stores, total sales for the quarter and the first three quarters of fiscal 1995 increased 19% and 14.2%, respectively,

The gross profit rate on sales was 29.35% in the third quarter of fiscal 1995 compared to 29.42% for the same period last year. For the first three quarters of fiscal 1995, the gross profit decreased to 28.90% from 29.54% in the previous year. The decline in gross profit is largely attributable to continued pressures on third party pharmacy margins, combined with an increase in third party prescription sales as a percentage of total pharmacy sales.

Selling, general and administrative expenses were 25.46% of sales in the third quarter of fiscal 1995 compared to 25.10% for the same period last year. This increase was primarily the result of expenses incurred in connection with the assimilation of the acquired National and Whitlock Auto Supply stores. For the first three quarters, these expenses decreased from 25.14% of sales in fiscal 1994 to 24.87%. These decreases were due in part to the leveraging of payroll expenditures in connection with sales increases and expense controls. In addition they reflect a decrease, as a percentage of sales, in occupancy and advertising costs due to the closure of underperforming locations within the past twelve months.


Liquidity and Capital Resources

At October 29, 1994, the Company had cash of $1.4 million and total working capital of $99.8 million. Cash flow from operations totaled $3.2 million and was used primarily for expenditures on property and equipment, the payment of cash dividends, and reductions in long-term obligations. Fiscal 1995 acquisitions have been funded primarily by additional long-term borrowings.

The Company continues to maintain a sound financial position and believes that its operations and capital resources will provide sufficient cash availability to meet its liquidity needs and to finance planned growth.

                  Fay's Incorporated and Subsidiaries



PART II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fiscal quarter ended October 29, 1994.

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FAY'S INCORPORATED
                                            ------------------
                                               (Registrant)



Dated: December 8, 1994                     /s/ James F. Poole, Jr.
                                            -----------------------
                                            James F. Poole, Jr.
                                            Vice President - Finance and
                                            Chief Financial Officer


Dated: December 8, 1994                     /s/ Warren D. Wolfson
                                            ---------------------
                                            Warren D. Wolfson
                                            Senior Vice President