Form 10-Q/A
period 1994-10-29
FAYS INC
filed 1995-03-03
CIK 34768

                                  FORM 10-Q/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

                For the Quarterly Period Ended October 29, 1994
                -----------------------------------------------

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

- --------------------------------------------------------------------------------
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____

- --------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                          Outstanding at December 2, 1994
- ----------------------------              -------------------------------
Common Stock, $.10 par value                       20,212,475


                                    3 Pages

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                        FAY'S INCORPORATED
                                                    -------------------------
                                                           (Registrant)


Dated: February 23, 1995                            /s/ James F. Poole, Jr.
                                                   ---------------------------
                                                   James F. Poole, Jr.
                                                   Vice President - Finance and
                                                   Chief Financial Officer



Dated: February 23, 1995                             /s/ Warren D. Wolfson
                                                     ---------------------------
                                                     Warren D. Wolfson
                                                     Senior Vice President