Form 10-K405
period 1995-01-28
FAYS INC
filed 1995-04-28
CIK 34768

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                             ---------------------


[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR FISCAL YEAR ENDED JANUARY 28, 1995 OR


[_] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         COMMISSION FILE NUMBER 0-5179

                             ---------------------

                               FAY'S INCORPORATED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           STATE OF NEW YORK                           16-0919350
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

     7245 HENRY CLAY BOULEVARD,                               13088
         LIVERPOOL, NEW YORK                               (Zip Code)
(Address of principal executive offices)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (315) 451-8000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           Title of each class               Name of each exchange on which
                                                       registered

      COMMON STOCK, $.10 PAR VALUE               NEW YORK STOCK EXCHANGE


        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

  Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation 5-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant as of April 19, 1995 was $120,831,653.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                    OUTSTANDING AT APRIL 19, 1995
          -----                                    -----------------------------
     Common Stock, $.10 par value.................          20,535,760

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

PART I--            None.
PART II--           None.
PART III--Item 10.  Pages 4, 5 and 14 of the Company's Proxy Statement for the Annual
                    Meeting of Shareholders to be held May 26, 1995, under "Election of
                    Directors" and "Compliance with Section 16(a) of the Securities Act of 1934."
     --Item 11.     Page 6 through 13 of the Company's Proxy Statement for the Annual
                    Meeting of Shareholders to be held May 26, 1995, under "Executive
                    Compensation and Other Information," "Compensation of Directors,"
                    "Report of Compensation Committee on Executive Compensation,"
                    "Performance Graph Comparison of Cumulative Return for the Five
                    Years ended January 28, 1995" and "Compensation Committee
                    Interlocks and Insider Participation."
     --Item 12.     Pages 2 and 3 of the Company's Proxy Statement for the Annual
                    Meeting of Shareholders to be held May 26, 1995, under "Security
                    Ownership of Certain Beneficial Owners" and "Security Ownership of
                    Management."
     --Item 13.     Page 13 of the Company's Proxy Statement for the Annual Meeting of
                    Shareholders to be held May 26, 1995, under "Certain Business
                    Relationships."

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

  The Company is organized into three retail operating divisions, each responsible for the marketing, distribution and operations functions of one of the Company's three retail concepts, and a mail order pharmacy services division (PostScript Mail Order Pharmacy Services). A corporate support services group provides central support services to the four divisions.

  As of January 28, 1995, the Company's Fay's Drug Store Division was responsible for the operation of 213 Fay's Drug Stores, of which 188 were located in Upstate New York, 22 in Pennsylvania, two in Vermont and one in New Hampshire. The Company's Fay's Drug Store Division is also responsible for the operation of 64 traditional drug stores and a liquor store. All but two of the Company's 64 traditional drug stores (which range in size from 864 to 16,653 square feet) were acquired from independent owners. Ten (10) of the traditional drug stores are operated under the respective tradenames used by the previous owners, and 54 are operated under the tradename "Fay's Cornerdrug." Fifty-seven
(57) of the Company's traditional drug stores are located in Upstate New York, five in Pennsylvania and two in Vermont.

  On August 4, 1994, the Company acquired all of the capital stock of Peterson Drug Company of Western New York, Inc., which operated 12 Peterson Drug Stores in Western New York State. Prior to the fiscal year end, the 12 Peterson Drug Stores were operating under the tradename "Fay's Cornerdrug." In addition to the Peterson Drug acquisition, during the fiscal year ended January 28, 1995, the Company opened three Fay's Drug Stores and acquired two traditional drug stores. In addition, two traditional drug store were converted into Fay's Drug Stores and one Fay's Drug Store and one traditional drug store were closed. Since the end of the fiscal year, the Company has converted one traditional drug store into a Fay's Drug Store and closed one traditional drug store.

  The Company acquired the common stock of Carls Drug Co., Inc. ("Carls") from Victory Markets Inc. on April 29, 1991. Carls operated a chain of 48 drug stores, of which five have been closed and one sold since the acquisition. In July 1991, 43 of the former Carls Drug Stores were converted into Fay's Drug Stores. On May 1, 1993, Carls was merged into the Company. On January 26, 1993, the Company sold 10 Fay's Drug Store in southeastern Pennsylvania for $4.1 million in cash.

  The Fay's Drug Store Division also provides pharmacy services to institutional customers on a contract basis, including nursing homes, adult homes and prison facilities. At fiscal year end, under contract were 336 long-term care facilities housing approximately 22,000 residents and 55 New York State prisons with over 43,000 inmates. Contract pharmacy services are provided from 90 Fay's Drug Stores as well as from six dispensing facilities dedicated solely to the servicing of Fay's contract pharmacy services customers. In February 1994, the Company acquired two long-term care pharmacy services businesses which, at the time of acquisition, were servicing 65 nursing and adult homes. In April 1995, the Company acquired an additional long-term care pharmacy services business which, at the time of acquisition, was servicing 75 nursing and adult homes.

  In October 1992 the Company established a mail order pharmacy services division under the name "PostScript Mail Order Pharmacy Services." PostScript was formed to market mail order prescription services to prescription benefit programs. In May 1993 PostScript began filling prescriptions from its 5,000 square foot dispensing facility located in Aliquippa, Pennsylvania. At fiscal year end, PostScript had contracted to provide mail order pharmacy services to 260 prescription benefit plans.

  During fiscal 1995, the Company created a pharmacy benefits management group under the name "Optium Pharmacy Services." Optium Pharmacy Services provides management and administrative services to prescription drug benefit plans. Their services include such things as plan design, implementation of procedures to monitor drug utilization, spotting opportunities for the dispensing of generic drugs and monitoring of plan participants for compliance with prescribed drug therapies.

  At fiscal year end, the Wheels Discount Auto Supply Store Division was operating 68 Wheels Discount Auto Supply Stores, of which 60 were located in Upstate New York and eight in Pennsylvania. At fiscal year end, The Paper Cutter Division was operating 31 Paper Cutter stores, all of which were located in Upstate New York.

  On June 14, 1994, the Company acquired the assets of 26 National Auto Supply Stores located in the State of New York and four Whitlock Auto Stores located in Pennsylvania. Prior to the end of the fiscal year, the Company closed one of the acquired National Auto Stores and converted the remaining National and Whitlock Auto Stores into Wheels Discount Auto Supply Stores. In addition to the National/Whitlock acquisition, during the fiscal year ended January 28, 1995, the Company opened eight Wheels Discount Auto Supply Stores and three paper Cutter Stores. Since the end of the fiscal year, the Company has opened four Wheels Discount Auto Supply Stores.

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

                                                        PERCENTAGE OF REVENUES
                                                        -----------------------
                                                              YEAR ENDED
                                                        -----------------------
              CATEGORIES                                1/28/95 1/29/94 1/30/93
              ----------                                ------- ------- -------
   Traditional Drug Store Items:
     Prescription and Proprietary Drugs................  51.8    48.7    47.3
     Health and Beauty Aids............................   9.8    10.6    11.3
     Tobacco...........................................   5.8     6.6     7.0
   Consumer Hard Goods.................................   6.6     7.4     7.8
   Miscellaneous Merchandise...........................  26.0    26.7    26.6

  All but one Fay's Drug Store contain a prescription drug department. Each carries a broad range of health related products and general consumer merchandise. In addition to selling a full line of nationally advertised products, the Company markets over 900 products under its own "Fay's" brand label.

  Each of the Company's pharmacies is equipped with a computerized pharmacy system which the Company promotes under the tradename "AccuFays." The AccuFays pharmacy system enables the Company to reduce the paperwork normally involved in third party programs (governmental and private prescription drug plans) and significantly reduce the time it takes to receive payment from these programs. The AccuFays pharmacy computer systems provide prescription customers with an AccuFacts patient information leaflet each time a prescription is dispensed. The AccuFacts leaflet describes the proper usage of the patient's prescription medication, augmenting patient counseling provided by Fay's pharmacists.

  Currently, 170 of the Company's Fay's Drug Stores are equipped with point-of-sale optical scanning cash register systems. These systems, by accurately tracking item movement, assist in buying, marketing and merchandising decisions, as well as reducing the time customers spend at the checkout counter.

  Merchandise sold in the Company's stores is purchased from a large number of manufacturers, distributors and wholesalers. The Company did not experience any difficulty during the fiscal year ended January 28, 1995 in obtaining needed merchandise. No one supplier accounted for a significant portion of the Company's purchases. No one supplier accounted for a significant portion of the Company's purchases. Since the Company sells to the general public, it is not dependent upon a single or few customers.

  Merchandise for the Company's stores is primarily provided through the Company's two distribution centers located in Liverpool, New York. Additional merchandise is distributed directly to the stores by manufacturers, distributors, publishers and jobbers.

  The Company has numerous trademarks and service marks registered with the U.S. Patent and Trademark Office, including: Fay's, Fay's Drugs, The Paper Cutter, Wheels Discount Auto Supply, PostScript, AccuFays, AccuFacts and Senior Savers. Said trademarks and service marks expire between the years 1999 and 2006. The Company believes that such trademarks and service marks are important to the conduct of its operations. The Company also maintains appropriate licensing for its pharmacy operations, licenses for the sale of beer in its drugstores (where such sales are allowed by law), as well as other retail business licenses. The Company holds a 10 year franchise granted by Ben Franklin Crafts, Inc. to operate a Ben Franklin Crafts Store within its Fay's Drug Store located in Watertown, New York and the right to open an additional Ben Franklin Crafts Store anywhere within Jefferson County, St. Lawrence County or Franklin County, New York prior to April 1, 1997. The Company does not consider such franchises materially important to the conduct of its business.

  The Company's business is seasonal, with the highest revenues and income normally generated during the Christmas season and the lowest in the early months of the calendar year. For the three fiscal years ended January 28, 1995, January 29, 1994 and January 30, 1993, the fourth quarter accounted for approximately 28%, 28% and 29%, respective, of the Company's revenues, and 47%, 58% and 47%, respectively, of the Company's earnings before accounting changes.

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

  During fiscal 1995, compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material affect upon capital expenditures, earnings or the Company's competitive position. In this regard, there are no material capital expenditures planned for environmental control facilities.

  As of January 28, 1995, the Company employed approximately 9,000 persons, consisting of full and part-time store, office, distribution and pharmacy personnel.

ITEM 2. PROPERTIES

  The majority of the Company's Fay's Drug Stores range in size from 12,000 to 16,000 square feet. The smallest Fay's Drug Store is 6,500 square feet and the largest 58,450 square feet. The current Fay's Drug store prototype is 11,840 square feet. The Company's Wheels Discount Auto Supply Stores range in size from 6,618 square feet to 20,000 square feet. The current Wheels Discount Auto supply Store prototype is 8,050 square feet. The Company's Paper Cutter Store range in size from 7,979 square feet to 19,283 square feet. The current Paper Cutter prototype is 10,800 square feet.

  Two of the Company's stores are owned in fee. The balance of the Company's store locations are leased by the Company. The Company's policy of leasing store locations is designed to permit it to retain capital for use in its merchandising operation. The Company's leases provide for fixed rentals and, in many instances, additional rentals based on store sales. The store leases have terms expiring between 1995 and 2014 and typically include renewal options. See
Note 5 to Consolidated Financial Statements. As of January 28,1 995, five of the Company's store locations were subject to ground leases.

  The stores now in operation are primarily located in suburban shopping centers with adjacent paved and lighted parking facilities. All stores are air-conditioned and have modern fixtures and equipment. In seeking new locations, the Company is dependent on the activities of real estate developers as to the availability of sites, choice of locations and timing of openings. This, in turn, is heavily dependent upon the ability of the real estate developer to obtain financing. There can be no assurance that leases for any new locations will be signed or that, once a lease is signed, a store will be constructed by the developer.

  The Company has given priority to the opening of new Fay's Drug Stores in freestanding locations. Such locations will provide an enhanced level of convenience to the Company's customers and will give the Company the flexibility to locate stores in more densely populated areas not conducive to large-scale development.

  The Company's main distribution facility, located in Liverpool, New York, contains approximately 580,000 square feet and is devoted almost exclusively to servicing the Company's Fay's Drug Store Division. The Company's executive offices, which house both cental corporate services personnel and Fay's Drug Store Division personnel, contains approximately 45,000 square feet and is located adjacent to the Company's main distribution center. The executive office/main distribution center complex is owned in fee by the Company.

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

  As of January 28, 1995, the Company owned, in fee, an office/distribution facility in Rome, New York which contains approximately 116,000 square feet. Prior to the acquisition of Carls Drug Co., Inc. by the Company, this facility served as Carls' distribution center and administrative offices. It was closed subsequent to acquisition of Carls by the Company. On March 6, 1995, the Company sold this facility for $1.2 million.

  Loan agreements with an institutional lender contain a restriction on the amount of fixed charges (which includes minimum rent) paid by the Company in any fiscal year. During the fiscal year ended January 28, 1995, the Company was in compliance with this restriction.

  The Company also owns 33 1/2 acres of vacant land located adjacent to the parcel of land on which Company's executive office/main distribution center complex is situated. On March 1, 1995, the Company acquired an additional 3 1/2 acres of vacant land adjacent to the Company's executive office/main distribution center complex.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's Common Stock, $.10 par value, is traded on The New York Stock Exchange. As of April 19, 1995, there were 9,328 holders of record of the Company's Common Stock.

  The price range of the Company's Common Stock and the dividends paid in respect of such Common Stock during the last two fiscal years is shown in the table below:

                                                                   CASH DIVIDEND
                                                       HIGH   LOW    PER SHARE
                                                       ----- ----- -------------
   FISCAL 1995
     Fourth quarter................................... 7     6         $.05
     Third quarter.................................... 8     6 1/2     $.05
     Second quarter................................... 7 3/8 6 1/4     $.05
     First quarter.................................... 7 1/4 6 1/8     $.05

   FISCAL 1994
     Fourth quarter................................... 7 1/4 6 3/8     $.05
     Third quarter.................................... 7 1/2 6 1/2     $.05
     Second quarter................................... 7     6 1/8     $.05
     First quarter.................................... 7 1/8 6 1/4     $.05

  Under certain long-term debt agreements, there are restrictions on the Company's ability to pay cash dividends. Under the most restrictive terms, the Company may declare and pay dividends of up to $19,734,000. See Note 3 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

  Five Year Financial Summary

                             1995        1994       1993       1992       1991
                          -----------  ---------  ---------  ---------  ---------
                            (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
Operating Results
Net sales...............  $ 1,038,110  $ 919,719  $ 902,643  $ 836,157  $ 672,638
Cost and expenses:
  Cost of merchandise
   sold.................      735,324    649,078    636,286    590,115    469,331
  Selling, general and
   administrative
   expenses.............      255,976    225,837    222,968    208,145    166,629
  Depreciation and amor-
   tization expenses....       16,264     16,180     15,309     14,429     11,105
  Interest expense......        8,493      7,893      8,383      7,853      4,959
  Unusual charges.......          --       3,471        --       1,064        --
                          -----------  ---------  ---------  ---------  ---------
    Total cost and
     expenses...........    1,016,057    902,459    882,946    821,606    652,024
                          -----------  ---------  ---------  ---------  ---------
Earnings before income
 taxes..................       22,053     17,260     19,697     14,551     20,614
Taxes on income.........        9,417      7,231      8,466      5,898      8,267
                          -----------  ---------  ---------  ---------  ---------
Earnings before
 extraordinary charge...       12,636     10,029     11,231      8,653     12,347
Extraordinary charge,
 net of tax (a).........          --         --         --         --      (1,238)
                          -----------  ---------  ---------  ---------  ---------
Earnings before
 cumulative effect of
 accounting change......       12,636     10,029     11,231      8,653     11,109
Cumulative effect of
 accounting change, net
 of tax (b).............          --      (4,806)       --         --         --
                          -----------  ---------  ---------  ---------  ---------
Net earnings............  $    12,636  $   5,223  $  11,231  $   8,653  $  11,109
                          ===========  =========  =========  =========  =========
Per Share Data (c)
Earnings per common
 share:
  Earnings before
   extraordinary charge.  $       .62  $     .50  $     .56  $     .44  $     .64
  Extraordinary charge..          --         --         --         --        (.06)
                          -----------  ---------  ---------  ---------  ---------
  Earnings before
   cumulative effect of
   accounting change....          .62        .50        .56        .44        .58
  Cumulative effect of
   accounting change....          --        (.24)       --         --         --
                          -----------  ---------  ---------  ---------  ---------
  Net earnings..........  $       .62  $     .26  $     .56  $     .44  $     .58
                          ===========  =========  =========  =========  =========
Cash dividends per
 common share ..........  $       .20  $     .20  $     .19  $     .16  $     .16
                          ===========  =========  =========  =========  =========
Financial Position:
Current assets..........  $   213,346  $ 194,779  $ 174,054  $ 173,752  $ 138,681
Current liabilities.....      112,270    104,252     83,830     83,855     75,017
Working capital.........      101,076     90,527     90,224     89,897     63,664
Total assets............      314,128    279,714    261,150    263,683    209,285
Long-term debt..........       81,656     65,307     73,715     87,451     48,753
Obligation under leases.        1,587      2,106      2,825      3,709      3,127
Stockholders' equity....      106,981     96,838     94,026     84,851     77,247
Return on average
 stockholders' equity...         12.4%       5.5%      12.6%      10.7%      15.3%
                          -----------  ---------  ---------  ---------  ---------
Stores in Operation at
 Year End...............          376        321        308        313        249
                          -----------  ---------  ---------  ---------  ---------

- --------
(a) The extraordinary charge was the result of the Company's repurchase of $27.3 million of its 13.75% subordinated debentures during fiscal 1991.
(b) In fiscal 1994, the Company changed its method of accounting for postretirement benefits to conform with Statement of Financial Accounting Standards No. 106.
(c) Per share data has been adjusted to reflect a five-for-four stock split on June 19, 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION.

 Results of Operations.

  The Company achieved record sales and earnings for fiscal 1995 as it exceeded $1 billion in sales for the first time in its history. Earnings before the effect of accounting charges increased to $12.6 million or $.62 per share compared to $.50 per share last year and $.56 in 1993.

  In fiscal 1994, the Company adopted Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which resulted in a non-recurring charge of $4.8 million ($.24 per share). After this accounting change, fiscal 1994 net earnings were $5.2 million or $.26 per share. Net earnings for fiscal 1994 also reflected an unusual charge of $2 million, net of tax, pertaining to the closing of nine Paper Cutter stores in the Philadelphia area.

  Sales increased 12.9% to $1.038 billion in fiscal 1995 compared to 3.5% and 6.2% increases in fiscal 1994 and 1993, respectively (adjusted for an additional week in fiscal 1993 which was a 53-week year). Sales gains have been supported by continued growth in pharmacy sales as well as by further increases in the number of stores being operated by the Company. Pharmacy sales continue to outpace total sales increases and moved ahead by 18.8% in fiscal 1995. Adjusted for the additional week in fiscal 1993, pharmacy sales increased 7.1% in fiscal 1994 and 16.8% in fiscal 1993. Sales in comparable stores (those open at least one year) were up 4.3% in 1995 as compared to 3.5% in 1994 and .8% in 1993 (adjusted for the additional week). On a comparable store basis, prescription sales increased 8.4% in fiscal 1995, 6.2% in 1994 and 8.3% in 1993.

  Sales gains were affected by growth in the number of stores being operated as total stores increased from 321 at the end of fiscal 1994 to 376 in fiscal 1995. During the year, the Company opened or acquired 60 stores including the purchase of 30 National Auto Supply stores and the 12 store Peterson Drug chain.

  The gross profit rate was 29.2% in 1995 compared to 29.4% in 1994 and 29.5% in 1993. The decline in gross margins is largely attributable to continued pressure on third party pharmacy margins, combined with the trend of third party prescription sales accounting for a greater portion of total pharmacy revenues. Third party pharmacy sales were 73.1% of total pharmacy sales in fiscal 1995 compared to 66.4% in 1994 and 61.7% in 1993.

  The Company principally uses the last-in, first-out (LIFO) method of inventory valuation which states cost of sales at the most recent costs. The Company has experienced deflation in the last two years resulting in a reduction to its LIFO inventory reserve of $1.4 million in fiscal 1995 and $.7 million in fiscal 1994. In fiscal 1993, the effective LIFO inflation rate was 1.1% and resulted in a charge to cost of sales of $1.4 million.

  Selling, general and administrative expenses, as a percentage of sales, were 24.7% in fiscal 1995, 24.6% in fiscal 1994 and 24.7% in fiscal 1993. Both fiscal 1995 and fiscal 1994 reflect the favorable effect of efforts to control expenses and to leverage sales increases, as well as the closure of the Philadelphia Paper Cutter stores in fiscal 1994 and the sale of ten drug stores at the end of fiscal 1993. As a percentage of sales, these expenses increased slightly in fiscal 1995 due to cost incurred in connection with the assimilation of the National Auto Supply stores.

  Payroll and occupancy costs are major expenses of the Company, particularly in the operation of its retail locations. Payroll costs for the Company's stores were 11.5% in fiscal 1995 compared to 11.3% in 1994 and 11.2% in 1993. These increases were reflective of wage inflation, the opening of new stores and the assimilation of the acquired automotive stores. Occupancy costs (including rent, common area maintenance and real estate taxes) were 3.5% of sales in 1995 and 1994, and 3.8% in 1993. Reductions over the past two years are primarily attributable to the sale or closure of underperforming locations.

Administrative and distribution costs decreased to 5.0% of sales in fiscal 1995 and 5.2% in 1994 and 5.1% in 1993.

  Net interest expense was $8.5 million in fiscal 1995, $7.9 million in 1994 and $8.4 million in 1993. The increase in fiscal 1995 was mostly due to additional long-term debt which was required to fund acquisitions.

  The Company's effective tax rates were 42.7%, 41.9% and 43%, respectively, for fiscal 1995, 1994 and 1993. The increase in 1995 was due to a reduction in tax credits. The fiscal 1994 rate included a 1% federal tax increase resulting from the Omnibus Budget Reconciliation Act passed in 1993.

 Liquidity and Capital Resources.

  The Company's cash requirements arise primarily from the need to finance the opening and equipping of new stores, the purchase of inventory, debt service and the payment of dividends. Management believes that the Company is in sound financial condition, and that is operations and capital resources will provide sufficient cash availability to meet its liquidity needs and to finance planned growth.

  At January 28, 1995, the Company had $1.9 million in cash, compared to $1 million at January 29, 1994. Cash flow from operating activities was $22.7, $6.1 and $10.2 million in fiscal 1995, 1994 and 1993, respectively. Cash flow was further supplemented in fiscal 1995 by the proceeds of additional $25 million in debt, most of which was used to finance acquisitions which occurred during the year.

  Capital expenditures represent a major investment of cash and totaled $15.7 million in fiscal 1995, $9.5 million in fiscal 1994 and $7.0 million in fiscal 1993. These expenditures are principally for improvements to new and existing leased store locations, store equipment and fixtures, and distribution and office facilities. The Company anticipates capital expenditures of approximately $21 million in fiscal 1996. The Company generally enters into long-term lease arrangements for new stores. (For information regarding future minimum rental payments, refer to Note 5 of the Notes to Consolidated Financial Statements.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements required by this item are included in this Report on pages F-1 through F-14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information relating to directors of the Company is incorporated herein by reference to pages 4, 5 and 14 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 1995 (see "Election of Directors" and "Compliance with Section 16(a) of the Securities Act of 1934.").

  The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices within the Company held by such persons and the business experience during the past five years of such persons. Unless otherwise noted, each of the persons listed below have served in various executive or managerial capacities with the Company for the past five years. All officers were elected or re-elected to their present positions for terms ending May 25, 1995 and until their respective successors are elected and qualified.

          NAME           AGE           POSITION AND BUSINESS EXPERIENCE
          ----           ---           --------------------------------
Henry A. Panasci, Jr. ..  66 Chairman of the Board and Chief Executive Officer;
                              also served as President and Chief Operating
                              Officer of the Company between August 7, 1992 and
                              March 26, 1993
David H. Panasci........  36 President and Chief Operating Officer since 1993;
                              previously served as Executive Vice President of
                              the Company and President--The Paper Cutter
                              Division of the Company
David B. Eilerman.......  47 Vice President and General Manager--PostScript Mail
                              Order Services Division of the Company since 1992;
                              previously Regional Vice President for America's
                              Pharmacy, a subsidiary of Systemed, Inc.
Gale T. Mitchell........  45 President--Wheels Discount Auto Supply Division of
                              the Company since 1991; previously Vice President--
                              General Manager of the Wheels Discount Auto Supply
                              Division
James F. Poole, Jr. ....  40 Vice President--Finance and Chief Financial Officer
                              since 1989
Warren D. Wolfson.......  46 Senior Vice President, General Counsel and Secretary
                              since 1989

ITEM 11. EXECUTIVE COMPENSATION.

  Information relating to executive compensation is incorporated by reference to pages 6 through 13 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 1995 (see "Executive Compensation and Other Information," "Report of Compensation Committee on Executive Compensation," "Preference Graph Comparison for the Five Years Ended January 28, 1995" and "Compensation Committee Interlocks and Insider Participation").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information relating to the security holdings of more than five percent holders and directors and executive officers of the Company is incorporated herein by reference to pages 2 and 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 1995 (see "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management").

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information relating to certain transactions with directors and officers of the Company is incorporated by reference to page 13 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 1995 (see "Certain Business Relationships").

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

                                                                      PAGE NO.
                                                                     ----------
     1. CONSOLIDATED FINANCIAL STATEMENTS:
       Independent Auditors' Report................................     F-1
       Consolidated Balance Sheets as of January 28, 1995 and Janu-
        ary 29, 1994...............................................     F-2
       Consolidated Statements of Net Earnings for each of the
        three fiscal years in the period ended January 28, 1995....     F-3
       Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended January 28,
        1995.......................................................     F-4
       Consolidated Statements of Cash Flows for each of the three
        fiscal years in the period ended January 28, 1995 .........     F-5
       Notes to Consolidated Financial Statements..................  F-6 - F-14
       Selected Quarterly Financial Data...........................     F-14

  2. Consolidated Financial Statement Schedules:

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

  (b) No reports on Form 8-K were filed during the fourth quarter of fiscal
1995.

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

    (4.7) Loan Agreement dated as of June 9, 1994 with Chemical Bank, as Agent, and Chemical Bank accompanies this Report.

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

    (10.5) The Fay's Incorporated Key Management Incentive Plan is incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

    (10.6) The form of Agreement providing for the employment by the Company of David H. Panasci, John A. Kogut, Warren D. Wolfson and James
    F. Poole, Jr. is incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

  (21) Subsidiaries of Registrant.

  The Company's subsidiaries, all of which are wholly owned, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of January 28, 1995. Carls Drug Co., Inc. was merged into the Company on May 1, 1993. Peterson Drug Company of Western New York, Inc. was merged into the Company on January 30, 1995.

  (27) Financial Data Schedule.

    [TYPE] -- 27
    [DESCRIPTION] -- Article 5 Financial Data Schedule for the year ended January 28, 1995:

     [MULTIPLIER]..............................................            1,000
     [PERIOD-TYPE].............................................        12 Months
     [FISCAL-YEAR-END]......................................... January 28, 1995
     [PERIOD-START]............................................ January 30, 1994
     [PERIOD-END].............................................. January 28, 1995
     [CASH]....................................................            1,941
     [SECURITIES]..............................................                0
     [RECEIVABLES].............................................           35,992
     [ALLOWANCES]..............................................                0
     [INVENTORY]...............................................          166,956
     [CURRENT-ASSETS]..........................................          213,346
     [PP&E]....................................................          189,712
     [DEPRECIATION]............................................          119,317
     [TOTAL-ASSETS]............................................          314,128
     [CURRENT-LIABILITIES].....................................          112,270
     [BONDS]...................................................           81,656
     [PREFERRED-MANDATORY].....................................                0
     [PREFERRED]...............................................                0
     [COMMON]..................................................            2,055
     [OTHER-SE]................................................          104,926
     [TOTAL-LIABILITY-AND-EQUITY]..............................          314,128
     [SALES]...................................................        1,038,110
     [TOTAL-REVENUES]..........................................        1,038,110
     [CGS].....................................................          735,324
     [TOTAL-COSTS].............................................        1,016,057
     [OTHER-EXPENSES]..........................................                0
     [LOSS-PROVISION]..........................................                0
     [INTEREST-EXPENSE]........................................            8,493
     [INCOME-PRETAX]...........................................           22,053
     [INCOME-TAX]..............................................            9,417
     [INCOME-CONTINUING].......................................           12,636
     [DISCONTINUED]............................................                0
     [EXTRAORDINARY]...........................................                0
     [CHANGES].................................................                0
     [NET-INCOME]..............................................           12,636
     [EPS-PRIMARY].............................................              .62
     [EPS-DILUTED].............................................              .62

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Fay's Incorporated

                                                   /s/ David H. Panasci
                                          By: _________________________________
                                              DAVID H. PANASCI PRESIDENT AND
                                                  CHIEF OPERATING OFFICER

DATED: APRIL 28, 1995

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

                SIGNATURES                          TITLE

        /s/ Henry A. Panasci, Jr.           Chairman of the
- ------------------------------------------   Board, Chief
          HENRY A. PANASCI, JR.              Executive Officer
                                             and Director

         /s/ James F. Poole, Jr.            Vice President--
- ------------------------------------------   Finance and Chief
           JAMES F. POOLE, JR.               Financial Officer

           /s/ Robert H. Altman             Director
- ------------------------------------------
             ROBERT H. ALTMAN

            /s/ John D. Burke               Director
- ------------------------------------------
              JOHN D. BURKE

          /s/ Robert J. Bennett             Director
- ------------------------------------------
            ROBERT J. BENNETT

           /s/ Lee H. Flanagan              Director
- ------------------------------------------
             LEE H. FLANAGAN

                SIGNATURES                          TITLE

         /s/ Tarky Lombardi, Jr.            Director
- ------------------------------------------
           TARKY LOMBARDI, JR.

           /s/ Hyman M. Miller              Director
- ------------------------------------------
             HYMAN M. MILLER

- ------------------------------------------  Director
              GARY L. MOREAU

           /s/ David H. Panasci             Director
- ------------------------------------------
             DAVID H. PANASCI

                                            Director
- ------------------------------------------
            ALAIR A. TOWNSEND

          /s/ Warren D. Wolfson             Director
- ------------------------------------------
            WARREN D. WOLFSON

Dated: April 28, 1995

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders of Fay's Incorporated
Liverpool, New York

  We have audited the accompanying consolidated balance sheets of Fay's Incorporated and subsidiaries as of January 28, 1995 and January 29, 1994, and the related consolidated statements of net earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. A audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fay's Incorporated and subsidiaries at January 28, 1995 and January 29, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 1995 in conformity with generally accepted accounting principles.

  As discussed in the notes to the consolidated financial statements, in fiscal 1994 the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106 and also changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
Rochester, New York
March 7, 1995

                      FAY'S INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     JANUARY 28, 1995 AND JANUARY 29, 1994

                                                     (IN THOUSANDS OF DOLLARS)
                                                     --------------------------
                                                         1995          1994
                                                     ------------  ------------
Current Assets:
  Cash.............................................  $      1,941  $      1,006
  Accounts receivable..............................        35,992        32,066
  Merchandise inventories..........................       166,956       153,627
  Prepaid expenses.................................         8,457         8,080
                                                     ------------  ------------
    Total Current Assets...........................       213,346       194,779
Property and Equipment (Notes 3 and 5):
  Land.............................................         3,837         3,837
  Buildings........................................        30,103        29,807
  Leasehold improvements...........................        37,134        32,281
  Furniture, fixtures and equipment................       105,613        95,155
  Property under capital leases....................        13,025        12,473
                                                     ------------  ------------
                                                          189,712       173,553
  Less accumulated depreciation and amortization...       119,317       106,310
                                                     ------------  ------------
                                                           70,395        67,243
Intangible and Other Assets, less accumulated amor-
 tization of $14,285 in 1995 and $11,280 in 1994...        28,815        17,158
Deferred Income Taxes (Note 4).....................         1,572           534
                                                     ------------  ------------
    Total Assets...................................      $314,128      $279,714
                                                     ============  ============
Current Liabilities:
  NOTES PAYABLE (NOTE 2)...........................  $     13,100  $     14,605
  Accounts payable, trade..........................        57,411        54,890
  Accrued payroll and related taxes................         9,423         8,102
  Other accrued expenses...........................        20,176        15,901
  Federal and state income taxes payable...........         1,866         1,758
  Current portion of long-term debt and obligation
   under leases....................................        10,294         8,996
                                                     ------------  ------------
    Total Current Liabilities......................       112,270       104,252
Long-Term Debt (Note 3)............................        81,656        65,307
Obligation Under Leases (Note 5)...................         1,587         2,106
Deferred Gain and Other Liabilities................         4,229         3,585
Accrued Postretirement Benefit Obligation (Note 7).         7,405         7,626
Commitments (Note 5)
Stockholders' Equity (Notes 3 and 8):
  Preferred stock, par value $1 per share:
   Authorized, 5,000,000 shares issued and out-
    standing, no shares............................           --            --
  Common stock, par value $.10 per share:
   Authorized, 30,000,000 shares issued, 20,547,585
    and 20,270,092 shares, respectively............         2,055         2,027
  Additional paid-in capital.......................        61,050        59,515
  Retained earnings................................        43,977        35,413
  Less cost of common stock held in treasury.......          (101)         (117)
                                                     ------------  ------------
                                                          106,981        96,838
                                                     ============  ============
    Total Liabilities and Stockholders' Equity.....      $314,128      $279,714
                                                     ============  ============

                See Notes to Consolidated Financial Statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF NET EARNINGS

      YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 AND JANUARY 30, 1993

                                                   (IN THOUSANDS OF DOLLARS,
                                                     EXCEPT PER SHARE DATA)
                                                  -----------------------------
                                                     1995      1994      1993
                                                  ---------- --------  --------
Net sales........................................ $1,038,110 $919,719  $902,643
  Cost and expenses:
  Cost of merchandise sold.......................    735,324  649,078   636,286
  Selling, general and administrative expenses...    255,976  225,837   222,968
  Depreciation and amortization expenses.........     16,264   16,180    15,309
  Interest expense...............................      8,493    7,893     8,383
  Unusual charge (Note 9)........................        --     3,471       --
                                                  ---------- --------  --------
    Total cost and expenses......................  1,016,057  902,459   882,946
                                                  ---------- --------  --------
Earnings before income taxes.....................     22,053   17,260    19,697
Taxes on income (Note 4).........................      9,417    7,231     8,466
                                                  ---------- --------  --------
Earnings before cumulative effect of accounting
 change..........................................     12,636   10,029    11,231
Cumulative effect of accounting change, net of
 tax (Note 7)....................................        --    (4,806)      --
                                                  ---------- --------  --------
Net earnings..................................... $   12,636 $  5,223  $ 11,231
                                                  ========== ========  ========
Earnings per share:
  Earnings before cumulative effect of accounting
   change........................................ $      .62 $    .50  $    .56
  Cumulative effect of accounting change.........        --      (.24)      --
                                                  ---------- --------  --------
  Net earnings................................... $      .62 $    .26  $    .56
                                                  ========== ========  ========


                See Notes to Consolidated Financial Statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 AND JANUARY 30, 1993

                                (IN THOUSANDS OF DOLLARS)
                                ----------------------------
                                   COMMON       ADDITIONAL
                                 STOCK $.10      PAID-IN        RETAINED  TREASURY
                                 PAR VALUE       CAPITAL        EARNINGS   STOCK
                                ------------   -------------    --------  --------
Balance January 25, 1992......    $      1,578  $      56,658   $26,758    $(143)
Net earnings for the year.....                                   11,231
Cash dividends paid ($.19 per
 share).......................                                   (3,769)
Exercise of stock options.....               2            109
Issuance of stock pursuant to
 5 for 4 stock split
 (3,944,849 shares)...........             395           (394)                (1)
Issuance of stock pursuant to
 conversion of 10% convertible
 note (95,602 shares).........              10            490
Issuance of treasury stock for
 employee service awards......                              4       (17)      13
Tax benefit from exercise and
 early disposition of stock
 options......................                             67
Sale of stock under stock pur-
 chase plan...................              15          1,020
                                  ------------  -------------   -------    -----
Balance January 30, 1993......           2,000         57,954    34,203     (131)
Net earnings for the year.....                                    5,223
Cash dividends paid ($.20 per
 share).......................                                   (3,998)
Exercise of stock options.....               2            113
Issuance of stock pursuant to
 conversion of 10% convertible
 note (95,602 shares).........              10            490
Issuance of treasury stock for
 employee service awards......                              1       (15)      14
Tax benefit from exercise and
 early disposition of stock
 options......................                             24
Sale of stock under stock pur-
 chase plan...................              15            933
                                  ------------  -------------   -------    -----
Balance January 29, 1994......           2,027         59,515    35,413     (117)
Net earnings for the year.....                                   12,636
Cash dividends paid ($.20 per
 share).......................                                   (4,054)
Exercise of stock options.....               2            117
Issuance of stock pursuant to
 conversion of 10% convertible
 note (95,602 shares).........              10            490
Issuance of treasury stock for
 employee service awards......                              2       (18)      16
Tax benefit from exercise and
 early disposition of stock
 options......................                             12
Sale of stock under stock pur-
 chase plan...................              16            914
                                  ------------  -------------   -------    -----
Balance January 28, 1995......    $      2,055  $      61,050   $43,977    $(101)
                                  ============  =============   =======    =====

                See Notes to Consolidated Financial Statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED JANUARY 28, 1995, JANUARY 29, 1994 AND JANUARY 30, 1993

                                                    1995      1994      1993
                                                  --------  --------  --------
                                                  (IN THOUSANDS OF DOLLARS)
Cash Flow From Operating Activities:
  Net earnings................................... $ 12,636  $  5,223  $ 11,231
  Adjustments to reconcile net earnings to net
   cash provided from operating activities:
    Cumulative effect of accounting change.......      --      7,998       --
    Depreciation and amortization................   16,264    16,180    15,309
    Increase in merchandise inventories..........   (9,558)  (15,731)  (10,674)
    Increase in accounts receivable and prepaid
     expenses....................................   (4,148)   (4,905)   (2,070)
    Increase (decrease) in other liabilities.....    8,445     1,065      (705)
    Increase (decrease) in federal and state in-
     come taxes payable..........................      108     1,684    (2,965)
    (Decrease) increase in deferred income taxes
     payable.....................................   (1,038)   (5,383)       76
                                                  --------  --------  --------
Net cash provided from operating activities......   22,709     6,131    10,202
                                                  --------  --------  --------
Cash Flow For Investing Activities:
  Expenditures for property and equipment........  (15,684)   (9,502)   (6,994)
  Increase in intangible and other assets........  (11,352)   (3,983)     (527)
  Purchase of Peterson Drug Company..............   (6,626)      --        --
  Proceeds from sale of assets...................      --        --      4,186
                                                  --------  --------  --------
Net cash used for investing activities...........  (33,662)  (13,485)   (3,335)
                                                  --------  --------  --------
Cash Flow From Financing Activities:
  (Decrease) increase in notes payable...........   (1,505)   14,605       --
  Proceeds from long-term debt...................   25,024       --        --
  Repayment of long-term debt....................   (8,069)   (3,217)  (11,281)
  Reductions in obligation under leases..........     (568)   (1,034)   (1,052)
  Sale of common stock under option plans........    1,060     1,087     1,214
  Cash dividends paid............................   (4,054)   (3,998)   (3,769)
                                                  --------  --------  --------
Net cash provided from (used for) financing ac-
 tivities........................................   11,888     7,443   (14,888)
                                                  --------  --------  --------
Net increase (decrease) in cash..................      935        89    (8,021)
Cash balance, beginning of year..................    1,006       917     8,938
Cash balance, end of year........................ $  1,941  $  1,006  $    917
                                                  ========  ========  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest....................................... $  8,756  $  7,809  $  8,523
  Income taxes...................................   10,435     7,815    10,019

  Supplemental disclosure of non-cash investing and financing activity: On January 15 of 1995, 1994 and 1993, 95,602 shares of common stock were issued upon conversion of $500,000 of unsecured 10% convertible notes.

                See Notes to Consolidated Financial Statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation--The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Fiscal Year--The Company's fiscal year ends on the last Saturday in January. Fiscal years 1995 and 1994 had 52 weeks and 1993 had 53 weeks.

  Inventories--Inventories are valued at the lower of cost or market. The cost of inventory is determined primarily on a last-in, first-out (LIFO) basis. Costs of seasonal merchandise, greeting cards, toys and inventories associated with the Company's Paper Cutter stores are valued on a first-in first-out
(FIFO) basis. If all inventories had been valued at current replacement costs, total inventory values would have been approximately $30,140,000, $32,138,000 and $32,792,000 higher at January 28, 1995, January 29, 1994 and January 30, 1993, respectively.

  Pre-Opening Expenses--Employee costs, representing training, stocking and equipping of new stores, as well as advertising and other expenditures of a non-capital nature required to make ready new store locations, are expensed as incurred.

  Property and Equipment--Property and equipment are recorded at cost, or in the case of property under capital leases, the present value of minimum lease payments or fair value, whichever is lower. Depreciation is recorded principally on a straight-line basis over the estimated useful lives of the assets. Maintenance and repairs are charged to expense as incurred. Major expenditures for betterments and renewals are capitalized.

  Intangible Assets--Intangible assets include values assigned to favorable lease commitments, lease acquisition costs, customer lists, non-competitive agreements and excess of purchase price over fair market value of net assets acquired. Such assets are being amortized on a straight-line basis over their estimated lives.

  Income Taxes--The Company and its subsidiaries file a consolidated federal income tax return. The Company adopted, on a retroactive basis, Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, in fiscal 1994. The effect of the Statement on the fiscal 1993 statements of net earnings and cash flows was immaterial. See Note 4 for a further discussion of income taxes.

  Postretirement Benefits--The Company adopted Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, in the first quarter of fiscal 1994. The Company elected immediate recognition of the accumulated postretirement obligation which resulted in a non-cash reduction of fiscal 1994 net earnings of $4,806,000, net of tax.

  Earnings per Share--Earnings per share are based on the average number of shares of common stock and common stock equivalents (stock options) outstanding during the respective periods, adjusted for stock dividends and splits, where applicable. The average number of shares of common stock and dilutive common stock equivalents outstanding were 20,356,910, 20,085,326 and 19,898,274 in fiscal 1995, 1994 and 1993, respectively. Fully diluted earnings per share did not differ materially from primary earnings per share.

  Statements of Cash Flows--The Company considers that cash and equivalents include all highly liquid investments with original maturities of three months or less.

                      FAY'S INCORPORATED AND SUBSIDIARIES

NOTE 2--SHORT-TERM DEBT

  The Company maintains lines of credit with several banks to meet its short-term borrowing requirements. At January 28, 1995 the Company had available lines of credit amounting to $39 million. Maximum outstanding borrowings during fiscal 1995 were $19.0 million and average borrowings were $9.3 million. The weighted average interest rate on short-term borrowings was 5.4% in fiscal 1995, 4.20% in fiscal 1994 and 4.37% in fiscal 1993.

NOTE 3--LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                   JANUARY 28,    JANUARY 29,
                                                       1995           1994
                                                   ------------   ------------
                                                   (IN THOUSANDS OF DOLLARS)
   Secured, 9.85% senior notes....................        $16,365        $18,000
   Unsecured, 9.77% senior notes..................         21,429         25,000
   Unsecured, 9.59% senior notes..................         25,000         25,000
   Unsecured, 10% convertible notes...............          1,500          2,000
   Mortgage note..................................          1,038          1,234
   Revolving term loan............................         25,000          2,500
   Other long-term debt...........................          1,099            --
                                                     ------------   ------------
                                                           91,431         73,734
   Less current portion...........................          9,775          8,427
                                                     ------------   ------------
                                                          $81,656        $65,307
                                                     ============   ============

  Repayments to be made over the next five fiscal years are as follows (in thousands): 1996, $9,775; 1997, $9,734; 1998, $9,747; 1999, $9,191 and 2000,
$33,918.

  The 9.85% senior notes are due November 15, 2004 and are payable in annual principal installments of $1,635,000 through November 15, 2003, with the remaining balance payable on November 15, 2004. Interest is payable semi-annually on May 15 and November 15 of each year. The carrying value of collateral for the notes, consisting primarily of real property and certain equipment, amounted to $10,692,000 at January 28, 1995.

  The 9.77% senior notes are due August 15, 2000 and are payable in equal annual installments of $3,571,000. Interest is payable semi-annually on February 15 and November 15 of each year.

  The 9.59% senior notes are due September 15, 2001 and are payable in equal annual installments commencing September 15, 1995. Interest is payable semi-annually on September 15 and March 15 of each year.

  The 10% convertible notes are due January 15, 1998 and are payable in annual principal installments of $500,000 through 1998 and are convertible into common stock at $5.23 per share. The notes may be converted at any time prior to maturity, and 286,806 shares have been reserved for such conversion. The conversion rate is subject to adjustment for subsequent sales of common stock, rights or options to purchase common stock or other stock or obligations convertible to common stock at prices less than the conversion rate, and for stock dividends, stock splits and other specified transactions. On January 15, 1995, 95,602 shares of common stock were issued upon conversion of $500,000 of the notes.

                      FAY'S INCORPORATED AND SUBSIDIARIES

  The mortgage note bears interest at 9.25% and matures in 1998. The carrying value of buildings pledged as collateral for the note was $2,584,000 at January 28, 1995.

  The Company has entered into a five-year revolving term loan for $25 million. The loan is non-cancelable and matures in June 1999 with interest payable quarterly. At the Company's election, the interest rate is adjustable every 30 to 180 days and is tied to either prime, LIBOR or defined CD rates. The libor and CD rates are subject to spreads ranging from .38% to 1% depending upon certain specified ratios. At January 28, 1995 the interest rate on this loan was 7.5%. In addition, there is a commitment fee of .25% on any unused portion of the facility. The revolving term loan which was outstanding at January 28, 1994 was repaid during fiscal 1995.

  The unsecured notes, the 9.85% senior notes and the revolving term loan contain, among other terms, certain restrictions on the Company's consolidated retained earnings. Under the most restrictive terms, $19,734,000 of retained earnings was not restricted as to cash dividends and the acquisition or retirement of the Company's stock as of January 28, 1995. Furthermore, the Company may acquire an additional 221,613 shares of its stock plus such number of shares, the aggregate price of which does not exceed $15,000,000. The unsecured notes also require the Company to maintain a minimum amount of consolidated working capital and require the maintenance of certain specified ratios. At January 28, 1995 the Company was in compliance with these requirements.

NOTE 4--INCOME TAXES

  The Company adopted, on a retroactive basis, SFAS No. 109 at the beginning of fiscal 1994. The effect of this Statement on the provision for income taxes and net earnings in fiscal 1993 was not material.

  The provisions for income taxes consisted of the following:

                                                       1995      1994     1993
                                                     --------  --------  --------
                                                     (IN THOUSANDS OF DOLLARS)
   Currently payable:
     Federal........................................ $  7,769  $  6,933  $ 5,637
     State..........................................    2,736     2,512    2,336
                                                     --------  --------  -------
    ................................................   10,505     9,445    7,973
                                                     --------  --------  -------
   Deferred:
     Federal........................................     (818)   (1,665)     382
     State..........................................     (270)     (549)     111
                                                     --------  --------  -------
                                                       (1,088)   (2,214)     493
                                                     --------  --------  -------
                                                     $  9,417  $  7,231  $ 8,466
                                                     ========  ========  =======

  Income taxes were computed at rates other than the statutory federal income tax rates due the following items:

                                         1995          1994          1993
                                      ------------  ------------  ------------
                                      AMOUNT   %    AMOUNT   %    AMOUNT   %
                                      ------  ----  ------  ----  ------  ----
Tax expense at federal statutory
 rate................................ $7,719  35.0  $6,041  35.0  $6,697  34.0
State taxes, net of federal benefit..  1,603   7.3   1,276   7.3   1,616   8.2
Tax credits..........................   (153) (0.7)   (334) (1.9)    (71) (0.3)
Amortization of goodwill and other
 deferred charges....................    192   0.9     252   1.5     187   0.9
Dividends and interest exempt from
 federal taxation....................     (8) (0.1)     (4)  --      (37) (0.2)
Other................................     64   0.3     --    --       74   0.4
                                      ------  ----  ------  ----  ------  ----
                                      $9,417  42.7  $7,231  41.9  $8,466  43.0
                                      ======  ====  ======  ====  ======  ====

                      FAY'S INCORPORATED AND SUBSIDIARIES

  The tax effect of the items comprising the Company's net deferred tax assets and liabilities at January 28, 1995 and January 29, 1994 in the Company's consolidated balance sheets are as follows:

                                                      JANUARY 28,      JANUARY 29,
                                                          1995             1994
                                                      -----------      -----------
                                                      (IN THOUSANDS OF DOLLARS)
   Current deferred taxes:
     Deferred tax assets:
       Allowance for doubtful accounts..........    $      1,176     $      1,354
       Employee benefit accruals................           1,129            1,561
       Accruals for closed locations............             549              576
       Other....................................             921              --
                                                    ------------     ------------
                                                           3,775            3,491
       Valuation allowance......................             --               --
                                                    ------------     ------------
                                                           3,775            3,491
     Deferred tax liabilities:
       Inventory valuation differences..........           3,811            3,306
       Other....................................            (588)             169
                                                    ------------     ------------
                                                           3,223            3,475
                                                    ------------     ------------
     Net current deferred tax asset.............    $        552     $         16
                                                    ============     ============
   Long-term deferred taxes:
     Deferred tax assets:
       Accrued postretirement benefits..........    $      3,127     $      3,178
       Recognition of rent expense..............           1,489            1,172
       Deferred gain on sale of assets..........           1,219            1,296
       Recognition of pension expense...........            (157)              40
       Other....................................             104              122
                                                    ------------     ------------
                                                           5,782            5,808
       Valuation allowance......................             --               --
                                                    ------------     ------------
                                                           5,782            5,808
     Deferred tax liabilities:
       Tax depreciation in excess of financial
        statement depreciation..................           3,424            4,345
       Financial statement basis of acquired
        long-term assets in excess of tax basis.             786              945
                                                    ------------     ------------
                                                           4,210            5,290
                                                    ------------     ------------
   Net long-term deferred tax asset.............    $      1,572     $        518
                                                    ============     ============

NOTE 5--OBLIGATION UNDER LEASES

  The Company conducts primarily all retailing operations on leased premises. Leases are for varying periods from one to thirty years and are generally renewable at the option of the Company. Certain leases for store facilities are classified as capital leases.

  Usually the leases provide that the Company pay a portion of the taxes and all insurance and maintenance costs associated with the leased premises. Certain leases provide for additional rentals

                      FAY'S INCORPORATED AND SUBSIDIARIES
based upon a percentage of sales. In addition, the Company leases transportation and other equipment under leases for periods of one to eight years.

  Property and equipment includes the following amounts for capital leases:

                                                 JANUARY 28,     JANUARY 29,
                                                     1995            1994
                                                 ------------    ------------
                                                 (IN THOUSANDS OF DOLLARS)
   Store facilities.............................  $      9,085    $      9,085
   Equipment....................................         3,940           3,388
                                                  ------------    ------------
                                                        13,025          12,473
   Less accumulated amortization................       (11,264)        (10,777)
                                                  ------------    ------------
                                                  $      1,761    $      1,696
                                                  ============    ============

  Future minimum rental payments due under leases consisted of the following at January 28, 1995:

   FISCAL YEAR                                         OPERATING      CAPITAL
   -----------                                       -------------  ------------
                                                     (IN THOUSANDS OF DOLLARS)
   1996............................................. $      25,025  $        970
   1997.............................................        24,561           790
   1998.............................................        23,928           633
   1999.............................................        23,248           472
   2000.............................................        21,990           287
   2001 and thereafter..............................       114,235           565
                                                     -------------  ------------
   Total minimum lease payments..................... $     232,987         3,717
                                                     -------------
   Less: Executory costs including profit thereon...                      (1,000)
      Interest portion of payments..................                        (611)
                                                                    ------------
   Present value of net minimum lease payments......                $      2,106
                                                                    ============

  The composition of total rental expense for the past three fiscal years was as follows:

                                                        1995     1994     1993
                                                      -------- -------- --------
                                                      (IN THOUSANDS OF DOLLARS)
   Minimum rentals--operating leases................  $ 23,903 $ 20,930 $ 21,580
   Contingent rentals--operating and capital leases.     1,574    1,288    1,177
                                                      -------- -------- --------
                                                      $ 25,477 $ 22,218 $ 22,757
                                                      ======== ======== ========

NOTE 6--EMPLOYEE BENEFIT PLANS

  Profit Sharing Retirement Plan--The Company maintains a Profit Sharing Retirement Plan which covers substantially all full-time employees who qualify as to age and length of service. All funds are held in trust for the exclusive benefit of participating employees. Contributions of $772,000 in fiscal 1995, $725,000 in fiscal 1994 and $700,000 in fiscal 1993 were charged to expense.

  Pension Plan--The Company maintains a defined benefit Pension Plan which covers substantially all full-time employees who qualify as to age and length of service. Benefits are based upon years of service and employee compensation. Annual contributions are made to the Plan sufficient to satisfy legal funding requirements.

                      FAY'S INCORPORATED AND SUBSIDIARIES

  Net pension expense was comprised of the following:

                                                     1995      1994     1993
                                                   ---------  -------- --------
                                                   (IN THOUSANDS OF DOLLARS)
   Service costs-benefits earned during the peri-
    od............................................ $   1,033  $   938  $   716
   Interest on projected benefit obligation.......       935      837      681
   Actual return on plan assets...................       178     (661)    (958)
   Net amortization and deferral of actuarial
    gains and losses..............................    (1,238)    (313)     168
                                                   ---------  -------  -------
                                                   $     908  $   801  $   607
                                                   =========  =======  =======

  The funded status of the Pension Plan and the related amounts that are recognized in the consolidated balance sheets are as follows:

                                                 JANUARY 28,     JANUARY 29,
                                                     1995            1994
                                                 ------------    ------------
                                                 (IN THOUSANDS OF DOLLARS)
   Actuarial present value of accumulated bene-
    fit obligation:
     Vested....................................    $      9,374    $      9,370
     Non-vested................................             457             566
                                                   ------------    ------------
       Total...................................    $      9,831    $      9,936
                                                   ============    ============
   Projected benefit obligation................    $     11,838    $     12,133
   Plan assets at fair market value, primarily
    listed stocks and fixed income securities..          12,312          11,403
                                                   ------------    ------------
   Plan assets in excess of (less than pro-
    jected benefit obligation).................             474            (730)
   Unrecognized prior service cost.............              14              15
   Unrecognized net asset in transition........            (203)           (222)
   Unrecognized net losses (gains).............            (398)            283
                                                   ------------    ------------
   Accrued pension expense.....................    $       (113)   $       (654)
                                                   ============    ============

  The weighted average discount rates used in determining benefit obligations were 8.75% at January 28, 1995, 7.75% at January 29, 1994 and 8.50% at January 30, 1993. The expected long-term rate of return on plan assets was 9% for fiscal 1995 and 1994, and 8% for fiscal 1993. The rate of increase for future compensation was 4.5% in fiscal 1995 and 1994, and 5% in fiscal 1993.

NOTE 7--POSTRETIREMENT BENEFITS

  The Company provides certain health and life insurance benefits for substantially all of its retired employees. As discussed in Note 1, the Company adopted SFAS No. 106 effective February 1, 1993 which requires the Company to accrue the cost of retiree benefits over the period employees provide service. Prior to fiscal 1994, the Company expensed the cost of these benefits as incurred and recognized an expense of $194,000 in fiscal 1993.

  Effective during the first quarter of fiscal 1994, the Company amended its retiree benefit plans to modify the eligibility and cost sharing provisions for active employees. These changes resulted in a reduction in the accumulated obligation of $4,413,000 which is being amortized as required by SFAS No. 106 over the average period to full eligibility for benefits.

                      FAY'S INCORPORATED AND SUBSIDIARIES

  Postretirement benefit expense (credit) for the years ended January 28, 1995 and January 29, 1994 was comprised of the following:

                                                         1995          1994
                                                     ------------  ------------
                                                     (IN THOUSANDS OF DOLLARS)
   Service cost--benefits earned during the year...  $         61  $         81
   Interest cost on accumulated benefit obligation.           339           313
   Amortization of prior service cost..............          (502)         (459)
   Loss experience.................................            49           --
                                                     ------------  ------------
                                                     $        (53) $        (65)
                                                     ============  ============

  The amount included in the consolidated balance sheets were as follows:

                                                         1995          1994
                                                     ------------  ------------
                                                     (IN THOUSANDS OF DOLLARS)
   Accumulated benefit obligation:
     Retirees....................................... $      3,244  $      3,645
     Fully eligible active plan participants........          379           318
     Other active plan participants.................          814           675
                                                     ------------  ------------
                                                            4,437         4,638
     Unrecognized actuarial losses..................         (484)         (971)
     Unrecognized prior service cost................        3,452         3,959
                                                     ------------  ------------
     Accrued postretirement benefit obligation...... $      7,405  $      7,626
                                                     ============  ============

  The assumed health care cost trend rate used in measuring the accumulated benefit obligation at January 28, 1995 was 11.3% for fiscal 1996, gradually declining to 6.5% in years 2006 through 2014, and 6% thereafter. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated benefit obligation at January 28, 1995 by approximately 13.1% and the sum of the service cost and interest cost components by approximately 16.3%. The assumed discount rate used in determining the accumulated benefit obligation was 7.5% at both January 28, 1995 and January 29, 1994.

NOTE 8--STOCKHOLDERS' EQUITY

  On January 27, 1995 the Board of Directors declared a $.05 per share quarterly cash dividend payable on April 7, 1995 to shareholders of record on March 24, 1995.

  Employee Stock Purchase Plan--The Company's Employee Stock Purchase Plan permits eligible employees to purchase common stock, through payroll deduction, at a purchase price equal to 90% of the fair market value of such common stock, in accordance with the terms of the Plan. At January 28, 1995, the Company had 897,833 additional shares of common stock available for issuance under this Plan. In fiscal 1995, 1994 and 1993, employees purchased 160,603, 153,458 and 156,188 shares at average prices of $5.79 in 1995, $6.18 in 1994 and $6.63 in 1993.

  Stock Option Plans--The Company maintains a stock option program for its officers and key employees. This Plan provides for the granting of both non-qualified and incentive stock options, and the issuance of up to an aggregate of 4,000,000 shares of common stock. At January 28, 1995, 1,390,117 shares were reserved for future grant.

                      FAY'S INCORPORATED AND SUBSIDIARIES

  In addition, the Company has reserved 125,000 shares of common stock in connection with a stock option plan for non-employee directors. On July 1 of each year, eligible directors automatically receive an option to purchase 1,500 shares at a price equal to fair market value on the date of grant. At January 28, 1995, 79,250 shares were reserved for future grant.

  A summary of option transactions for all option plans is presented below:

                                                    INCENTIVE     NON-QUALIFIED
                                                  STOCK OPTIONS   STOCK OPTIONS
                                                  --------------  --------------
   Year ended January 28, 1995:
     Shares under option, beginning of year......      1,242,323         153,981
     Options granted.............................        428,800           9,000
     Options exercised at prices ranging from
      $.77 to $9.35..............................         (1,509)        (21,686)
     Options expired and cancelled...............       (129,681)        (14,313)
                                                  --------------  --------------
     Shares under option, end of year............      1,539,933         126,982
                                                  --------------  --------------
     Shares exercisable..........................      1,217,243         126,982
                                                  --------------  --------------
     Exercise price of shares exercisable........ $4.79 to $9.35   $.73 to $6.40
                                                  ==============  ==============
                                                    INCENTIVE     NON-QUALIFIED
                                                  STOCK OPTIONS   STOCK OPTIONS
                                                  --------------  --------------
   Year ended January 29, 1994:
     Shares under option, beginning of year......        881,156         174,497
     Options granted.............................        412,750          10,500
     Options exercised at prices ranging from
      $1.32 to $8.65.............................         (1,091)        (23,060)
     Options expired and cancelled...............        (50,492)         (7,956)
                                                  --------------  --------------
     Shares under option, end of year............      1,242,323         153,981
                                                  --------------  --------------
     Shares exercisable..........................        919,376         111,981
                                                  --------------  --------------
     Exercise price of shares exercisable........ $4.79 to $9.35  $1.32 to $6.40
                                                  ==============  ==============

NOTE 9--UNUSUAL CHARGE

  During fiscal 1994, the Company closed nine Paper Cutter stores located in the Philadelphia metropolitan area. As a result, the Company incurred a pretax charge in 1994 of $3,471,000 pertaining to future rental obligations, abandoned leasehold improvements and other related closing expenses.

NOTE 10--FAIR VALUE OF FINANCIAL INSTRUMENTS

  At January 28, 1995, the Company's financial instruments consisted of long-term debt, the carrying value of which (including current portion) was $91,431,000. The estimated fair value of long-term debt at January 28, 1995, based on quoted market prices fro similar debt or current rates offered to the Company for debt with similar maturities, where applicable, was $94,425,000.

                      FAY'S INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

NOTE 11--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Summarized quarterly financial information for the years ended January 28, 1995 and January 29, 1994 was as follows:

                                  FIRST       SECOND       THIRD      FOURTH
                                 QUARTER      QUARTER     QUARTER     QUARTER
                               -----------  ----------- ----------- -----------
                               (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
Fiscal 1995:
  Net sales................... $   239,061  $   252,379 $   260,593 $   286,077
  Gross profit................      68,923       71,984      76,494      85,385
  Income taxes................       1,463        1,897       1,613       4,444
  Net earnings................       1,973        2,581       2,206       5,876
  Earnings per share.......... $       .10  $       .13 $       .11 $       .29
  Cash dividends paid per
   share...................... $       .05  $       .05 $       .05 $       .05
  Market price per share:
    High......................       7 1/4        7 3/8           8           7
    Low.......................       6 1/8        6 1/4       6 1/2           6
Fiscal 1994:
  Net sales................... $   216,742  $   221,925 $   225,966 $   255,086
  Gross profit................      64,488       65,371      66,480      74,302
  Income taxes................        (779)       2,154       1,555       4,301
  Earnings (loss) before cumu-
   lative effect of accounting
   change.....................      (1,097)       3,066       2,194       5,866
  Net earnings (loss).........      (5,903)       3,066       2,194       5,866
  Earnings per share:
    Earnings (loss) before
     cumulative effect of
     accounting change........ $      (.05) $       .15 $       .11 $       .29
    Cumulative effect of ac-
     counting change..........        (.24)         --          --          --
    Net earnings (loss)....... $      (.29) $       .15 $       .11 $       .29
  Cash dividends paid per
   share...................... $       .05  $       .05 $       .05 $       .05
  Market price per share:
    High......................       7 1/8            7       7 1/2       7 1/4
    Low.......................       6 1/4        6 1/8       6 1/2       6 3/8