Form 10-Q
period 1995-04-29
FAYS INC
filed 1995-06-13
CIK 34768

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


   [ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 29, 1995
                 ---------------------------------------------

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


- --------------------------------------------------------------------------------
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No
                      -

- --------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at June 5, 1995
- ----------------------------                    ---------------------------
Common Stock, $.10 par value                            20,583,209

                                   10 Pages

                      FAY'S INCORPORATED AND SUBSIDIARIES

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets-
           April 29, 1995 and January 28, 1995                             3

          Consolidated Condensed Statements of Net Earnings-
           Thirteen Weeks Ended April 29. 1995 and April 30, 1994          4

          Consolidated Condensed Statements of Cash Flows-
           Thirteen Weeks Ended April 29, 1995 and April 30, 1994          5

          Notes to Consolidated Condensed Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             7

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                8

Item 6.   Exhibits and Reports on Form 8-K                                 9

                      FAY'S INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (in thousands of dollars)


                                                                        April 29,
                                                                          1995          January 28,
                                                                       (Unaudited)         1995
                                                                       -----------      -----------
     ASSETS
     Current Assets:
       Cash                                                            $   1,284        $   1,941
       Accounts receivable                                                32,484           35,992
       Merchandise inventories                                           173,249          166,956
       Prepaid expenses                                                    7,306            8,457
       Refundable income taxes                                               725                -
                                                                        --------         --------
         Total Current Assets                                            215,048          213,346

     Deferred Income Taxes                                                 1,572            1,572
     Property and Equipment, net                                          69,771           70,395
     Intangible and Other Assets, net                                     31,317           28,815
                                                                        --------         --------
         Total Assets                                                  $ 317,708        $ 314,128
                                                                        ========         ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current Liabilities:
       Notes payable, bank                                             $  13,300        $  13,100
       Accounts payable, trade                                            63,823           57,411
       Accrued payroll and related taxes                                   7,912            9,423
       Other current liabilities                                          21,289           20,176
       Federal and state income taxes payable                                  -            1,866
       Current portion of long-term debt and obligation under leases      10,259           10,294
                                                                        --------         --------
         Total Current Liabilities                                       116,583          112,270

     Long-Term Debt                                                       81,487           81,656
     Obligation Under Leases                                               1,486            1,587
     Deferred Gain and Other Liabilities                                   3,955            4,229
     Accrued Postretirement Benefit Obligation                             7,428            7,405
     Commitments

     Stockholders' Equity:
       Common stock, par value $.10 per share                              2,058            2,055
       Additional paid-in capital                                         61,093           61,050
       Retained earnings                                                  43,719           43,977
       Common stock held in treasury, at cost                               (101)            (101)
                                                                        --------         --------
         Total Stockholders' Equity                                      106,769          106,981
                                                                        --------         --------

     Total Liabilities and Stockholders' Equity                        $ 317,708        $ 314,128
                                                                        ========         ========

See notes to consolidated condensed financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                  (Unaudited)
                (In thousands of dollars except per share data)

                                                        Thirteen Weeks Ended
                                                       ----------------------
                                                        April 29,   April 30,
                                                          1995         1994
                                                       ----------   ---------
Net Sales                                             $  266,404  $  239,061

Cost and Expenses:
  Cost of merchandise sold                               190,019     170,138
  Selling, general and administrative expenses            68,429      59,286
  Depreciation and amortization expenses                   4,351       4,196
  Interest expense, net                                    2,268       2,005
                                                       ---------    --------
    Total cost and expenses                              265,067     235,625
                                                       ---------    --------

Earnings before income taxes                               1,337       3,436
Provision for income taxes                                   565       1,463
                                                       ---------    --------
Net earnings                                          $      772  $    1,973
                                                       =========    ========


Earnings per share                                    $     0.04  $     0.10
                                                       =========    ========


Cash dividends paid per share                         $     0.05  $     0.05
                                                       =========    ========


Stores in operation at end of period                         381         325

See notes to consolidated condensed financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)


                                                                   Thirteen Weeks Ended
                                                               ------------------------------
                                                                 April 29,        April 30,
                                                                    1995            1994
                                                               -----------       ----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net earnings                                                     $     772      $     1,973
Adjustments to reconcile net earnings to net
  cash provided from operating activities:
   Depreciation and amortization                                     4,351            4,196
   (Increase) decrease in current assets                            (2,359)             266
   Increase in current liabilities                                   4,148            1,249
   (Decrease) increase in other long-term liabilities                 (251)              41
                                                                  --------       ----------

Net cash provided from operating activities                          6,661            7,725
                                                                  --------       ----------
CASH FLOW FOR INVESTING ACTIVITIES:
  Expenditures for property and equipment                           (2,907)          (3,185)
  Increase in intangibles and other assets                          (3,322)          (5,686)
                                                                  --------       ----------

Net cash used for investing activities                              (6,229)          (8,871)
                                                                  --------       ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in notes payable, bank                                      200            3,590
  Repayment of long-term debt and reduction
   of obligation under leases                                         (305)          (1,443)
  Cash dividends paid                                               (1,027)          (1,014)
  Other                                                                 43              128
                                                                  --------       ----------

Net cash from (for) financing activities                            (1,089)           1,261
                                                                  --------       ----------
Net increase (decrease) in cash                                       (657)             115

Cash balance, beginning of period                                    1,941            1,006
                                                                  --------       ----------

Cash balance, end of period                                      $   1,284      $     1,121
                                                                  ========       ==========

See notes to consolidated condensed financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                April 29, 1995

(1) STATEMENT OF MANAGEMENT

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the information contained herein reflects all normal and recurring adjustments necessary for a fair presentation of the results of operations for the periods. The consolidated financial statements and notes thereto should be read with the financial statements and notes included in the Company's latest Annual Report on Form 10-K. The January 28, 1995 balance sheet data is derived from audited financial statements.

(2) COMMON STOCK AND EARNINGS PER SHARE

Earnings per share data are based on the weighted average number of shares of common stock and common stock equivalents (stock options) with a dilutive effect outstanding during the period. The average number of shares of common stock and dilutive common stock equivalents used to calculate earnings per share were 20,728,787 and 20,337,158 for the thirteen weeks ended April 29, 1995 and April 30, 1994, respectively.

                      FAY'S INCORPORATED AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company's principal business is the operation of a chain of super drug stores under the name "Fay's Drugs." As of April 29, 1995, the Company was operating 214 Fay's Drug stores, 62 traditional drug stores, 74 discount auto supply stores under the name "Wheels Discount Auto Supply," and 31 discount office supply, party supply, book and greeting card stores under the name "The Paper Cutter."

The total number of stores being operated has increased from 325 at the end of the first quarter of fiscal 1995 to 381. This increase includes the acquisition of 30 National Auto Supply stores in June 1994, the acquisition of the 12 store Peterson Drug chain in July 1994, and the opening of 4 new super drug stores and 11 Wheels Discount Auto Supply stores.

Net earnings for the first quarter of fiscal 1996 were $772,000 compared to $1,973,000 in the first quarter of the previous year. Earnings were impacted by lower than anticipated sales in all three of the Company's retail divisions and lower pharmacy gross margins.

Sales for the first quarter of fiscal 1996 were $266.4 million representing an increase of 11.4% over the first quarter of last year. Sales increases reflected growth in the number of stores from last year as well as a 17% increase in pharmacy sales. Sales from comparable stores (those open one year or more as of April 29, 1995) increased 1.8% including an 8.6% increase in pharmacy sales.

The gross profit rate on sales was 28.67% compared to 28.83% for the same period last year. The decline in gross profit is largely attributable to continued pressures on third party pharmacy margins, combined with the trend of third party prescription sales accounting for a greater portion of total pharmacy revenues. Third party pharmacy sales were over 78% of total pharmacy sales in the first quarter compared to 71% in the previous year.

Selling, general and administrative expenses were 25.7% of sales and increased from 24.8% last year largely due to the lower than anticipated sales volume. Interest costs were higher than last year due to increases in debt required to finance acquisitions made during fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

At April 29, 1995, the Company had cash of $1.3 million and total working capital of $98.5 million. Cash flow from operations totaled $6.7 million and was used primarily for expenditures on property and equipment, the payment of cash dividends, and reductions in long-term obligations. On May 12, 1995, the Company announced that it had begun exploring the possible divestiture of some or all of its interests in its two non-drugstore retail businesses, Wheels Discount Auto Supply and The Paper Cutter. The proceeds from such transactions, if they were to occur, would be used to reduce outstanding debt obligations and for other general corporate purposes.

The Company continues to maintain a sound financial position and believes that its operations and capital resources will provide sufficient cash availability to meet its liquidity needs and to finance planned growth.

                      FAY'S INCORPORATED AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          On May 29, 1995, the Company was served with a summons and complaint in an action filed in U.S. District Court for the
          Northern District of New York entitled David Rowitt vs. Fay's
                                                 ----------------------
          Incorporated, Henry A. Panasci, Jr. and David H. Panasci. The
          ---------------------------------------------------------
          complaint alleges violations by the Company of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5. The suit is brought as a class action pursuant to Federal Rules of Civil Procedure 23(a) and 23(b)(3) on behalf of certain persons who purchased the Company's common stock from January 30, 1995 through May 12, 1995. Henry A. Panasci, Jr. and David H. Panasci are alleged to be "controlling persons" within the meaning of Section 20(a) of the Exchange Act with the power and influence to cause the Company to engage in the conduct complained of.

          The factual basis alleged to underlie the proceedings involves certain public disclosures made by the Company between May 1994 and April 29, 1995 that the plaintiff alleges were materially false and misleading. The plaintiff further alleges that the Company failed to disclose material adverse facts about the Company's business operations and presented an unduly optimistic presentation of the Company's current operating condition and future business prospects.

          The Company plans to interpose an answer denying all of plaintiffs allegations of violations of law. The Company believes the lawsuit to be wholly without merit, and the Company plans to vigorously defend same.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         [TYPE] - - 27
         [DESCRIPTION] - - Article 5 Financial Data Schedule for the
                           quarter ended April 29, 1995.

         [MULTIPLIER]                                  1,000
         [PERIOD-TYPE]                                 Qtr-1
         [FISCAL-YEAR-END]                       Jan-27-1996
         [PERIOD-START]                          Jan-29-1995
         [PERIOD-END]                            Apr-29-1995
         [CASH]                                        1,284
         [SECURITIES]                                      0
         [RECEIVABLES]                                32,484
         [ALLOWANCES]                                      0
         [INVENTORY]                                 173,249
         [CURRENT-ASSETS]                            215,048
         [PP&E]                                      192,619
         [DEPRECIATION]                              122,848
         [TOTAL-ASSETS]                              317,708
         [CURRENT-LIABILITIES]                       116,583
         [BONDS]                                      81,487
         [PREFERRED-MANDATORY]                             0
         [PREFERRED]                                       0
         [COMMON]                                      2,058
         [OTHER-SE]                                  104,711
         [TOTAL-LIABILITY-AND-EQUITY]                317,708
         [SALES]                                     266,404
         [TOTAL-REVENUES]                            266,404
         [CGS]                                       190,019
         [TOTAL-COSTS]                               265,067
         [OTHER-EXPENSES]                                  0
         [LOSS-PROVISION]                                  0
         [INTEREST-EXPENSE]                            2,268
         [INCOME-PRETAX]                               1,337
         [INCOME-TAX]                                    565
         [INCOME-CONTINUING]                             772
         [DISCONTINUED]                                    0
         [EXTRAORDINARY]                                   0
         [CHANGES]                                         0
         [NET-INCOME]                                    772
         [EPS-PRIMARY]                                  0.04
         [EPS-DILUTED]                                  0.04


         (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fiscal quarter ended April 29, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               FAY'S INCORPORATED
                                         --------------------------------
                                                   (Registrant)



Dated: June 8, 1995                      /s/ James F. Poole, Jr.
                                         --------------------------------
                                         James F. Poole, Jr.
                                         Senior Vice President - Finance
                                         and Chief Financial Officer



Dated: June 8, 1995                      /s/ Warren D. Wolfson
                                         --------------------------------
                                         Warren D. Wolfson
                                         Senior Vice President