Form 10-Q/A
period 1994-07-30
FAYS INC
filed 1995-07-20
CIK 34768

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

                                    0-5179
                           (Commission File Number)

                              FAY'S INCORPORATED
            (Exact name of registrant as specified in its charter)

             State of New York                          16-0919350
          (State of incorporation)                   (I.R.S. Employer
                                                    Identification No.)

            7245 HENRY CLAY BOULEVARD, LIVERPOOL, NEW YORK   13088
                   (Address of principal executive offices)

    Registrant's telephone number, including area code:     (315) 451-8000


- --------------------------------------------------------------------------------
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes    X    No
                         -------    --------

- --------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at September 9, 1994
   ----------------------------             --------------------------------
   Common Stock, $.10 par value                         20,290,898



                                    4 Pages

                  FAY'S INCORPORATED AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FAY'S INCORPORATED
                                    ----------------------------------
                                               (Registrant)



Dated: July 12, 1995                /s/ James F. Poole, Jr.
                                    ----------------------------------
                                    James F. Poole, Jr.
                                    Sr. Vice President - Finance and
                                    Chief Financial Officer


Dated: July 12, 1995                /s/ Warren D. Wolfson
                                    ----------------------------------
                                    Warren D. Wolfson
                                    Senior Vice President