Form 10-Q
period 1995-07-29
FAYS INC
filed 1995-09-12
CIK 34768

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549


                                   FORM 10-Q


[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED JULY 29, 1995
                 --------------------------------------------

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

--------------------------------------------------------------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


              Class                        Outstanding at September 1, 1995
---------------------------------       --------------------------------------
   Common Stock, $.10 par value                       20,589,512

                      FAY'S INCORPORATED AND SUBSIDIARIES
                                     Index


                                                              Page No.
                                                              -------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
           July 29, 1995 and January 28, 1995                     3

         Consolidated Condensed Statements of Net Earnings -
           Thirteen and Twenty-Six Weeks Ended July 29, 1995
           and July 30, 1994                                      4

         Consolidated Condensed Statements of Cash Flows -
           Twenty-Six Weeks Ended July 29, 1995 and July 30,
           1994                                                   5

         Notes to Consolidated Condensed Financial Statements     6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                  7-8


PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders      9

Item 6.  Exhibits and Reports on Form 8-K                        10

                      FAY'S INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (in thousands of dollars)


                                                 July 29,
                                                   1995       January 28,
ASSETS                                         (Unaudited)       1995
                                               -----------    -----------
Current Assets:
    Cash                                       $     1,425    $     1,941
    Accounts receivable                             33,717         35,992
    Merchandise inventories                        162,586        166,956
    Prepaid expenses                                 5,759          8,457
    Refundable income taxes                          1,933            -
                                                ----------    -----------
       Total Current Assets                        205,420        213,346

Deferred Income Taxes                                1,572          1,572
Property and Equipment, net                         69,235         70,395
Intangible and Other Assets, net                    31,550         28,815
                                                ----------    -----------
     Total Assets                               $  307,777    $   314,128
                                                ==========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Notes payable, bank                         $   11,700    $    13,100
    Accounts payable, trade                         55,986         57,411
    Accrued payroll and related taxes                8,198          9,423
    Other current liabilities                       21,285         20,176
    Federal and state income taxes payable             -            1,866
    Current portion of long-term debt and
      obligations under leases                      10,191         10,294
                                                ----------    -----------
       Total Current Liabilities                   107,360        112,270

Long-Term Debt                                      81,425         81,656
Obligation Under Leases                              1,380          1,587
Deferred Gain and Other Liabilities                  3,432          4,229
Accrued Postretirement Benefit Obligation            7,361          7,405
Commitments

Stockholders' Equity:
    Common stock, par value $.10 per share           2,060          2,055
    Additional paid-in capital                      61,172         61,050
    Retained earnings                               43,688         43,977
    Common stock held in treasury, at cost            (101)          (101)
                                                ----------    -----------
       Total Stockholders' Equity                  106,819        106,981
                                                ----------    -----------

  Total Liabilities and Stockholders' Equity    $  307,777    $   314,128
                                                ==========    ===========

See notes to consolidated condensed financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                  (Unaudited)
                (In thousands of dollars except per share data)


                                                      Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                                     ----------------------     ----------------------
                                                      July 29,     July 30,      July 29,     July 30,
                                                        1995         1994          1995         1994
                                                     ---------    ---------     ---------    ---------
Net Sales                                            $ 269,846    $ 252,379     $ 536,250    $ 491,440

Cost and Expenses:
     Cost of merchandise sold                          194,099      180,395       384,118      350,533
     Selling, general and administrative expenses       67,230       61,404       135,659      120,690
     Depreciation and amortization expenses              4,520        3,960         8,871        8,156
     Interest expense, net                               2,298        2,142         4,566        4,147
                                                     ---------    ---------     ---------    ---------
        Total cost and expenses                        268,147      247,901       533,214      483,526
                                                     ---------    ---------     ---------    ---------

Earnings before income taxes                             1,699        4,478         3,036        7,914
Provision for income taxes                                 725        1,897         1,290        3,360
                                                     ---------    ---------     ---------    ---------
Net earnings                                         $     974    $   2,581     $   1,746    $   4,554
                                                     =========    =========     =========    =========

Earnings per share                                   $    0.05    $    0.13     $    0.08    $    0.22
                                                     =========    =========     =========    =========
Cash dividends paid per share                        $    0.05    $    0.05     $    0.10    $    0.10
                                                     =========    =========     =========    =========

Stores in operation at end of period                       381          368           381          368





           See notes to consolidated condensed financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                         (in thousands of dollars)


                                                     Twenty-Six Weeks Ended
                                                     ----------------------
                                                     July 29,      July 30,
                                                       1995          1994
                                                     --------      --------
Cash Flow From Operating Activities:
Net earnings                                         $  1,746      $  4,554
Adjustments to reconcile net earnings to net
    cash provided from operating activities:
       Depreciation and amortization                    8,871         8,156
       Decrease (increase) in current assets            7,410        (2,241)
       Decrease in current liabilities                 (3,407)       (2,172)
       (Decrease) increase  in other long-term
         liabilities                                     (843)         (362)
       Changes in deferred tax assets and
         liabilities                                       -           (580)
                                                     --------      --------
Net cash provided from operating activities            13,777         7,355
                                                     --------      --------
Cash Flow For Investing Activities:
     Expenditures for property and equipment           (5,894)       (7,909)
     Increase in intangibles and other assets          (4,555)       (7,283)
                                                     --------      --------
Net cash used for investing activities                (10,449)      (15,192)
                                                     --------      --------
Cash Flow From Financing Activities:
     Decrease in notes payable, bank                   (1,400)      (10,605)
     Increase in long-term debt                           -          25,000
     Repayment of long-term debt and reduction
         of obligation under leases                      (539)       (2,868)
     Cash dividends paid                               (2,056)       (2,027)
     Other                                                151           110
                                                     --------      --------
Net cash from (for) financing activities               (3,844)        9,610
                                                     --------      --------
Net increase (decrease) in cash                          (516)        1,773

Cash balance, beginning of period                       1,941         1,006
                                                     --------      --------
Cash balance, end of period                          $  1,425     $   2,779
                                                     ========      ========


           See notes to consolidated condensed financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 July 29,1995



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

(2)  COMMON STOCK AND EARNINGS PER SHARE

Earnings per share data are based on the weighted average number of shares of common stock and common stock equivalents (stock options) with a dilutive effect outstanding during the period. The average number of shares of common stock and dilutive common stock equivalents used to calculate earnings per share were 20,858,472 and 20,343,227 for the thirteen weeks ended July 29, 1995 and July 30, 1994, respectively, and 20,793,640 and 20,340,193 for the twenty-six weeks ended July 29, 1995 and July 30, 1994, respectively.

                      FAY'S INCORPORATED AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The Company's principal business is the operation of a chain of super drug stores under the name "Fay's Drugs." As of July 29, 1995, the Company was operating 215 Fay's Drug stores, 61 traditional drug stores, 75 discount auto supply stores under the name "Wheels Discount Auto Supply," and 30 discount office supply, party supply, book and greeting card stores under the name "The Paper Cutter."

The total number of stores being operated has increased from 368 at the end of the second quarter of fiscal 1995 to 381. This increase includes the opening of five Fay's Drug stores, 12 Wheels Discount Auto Supply stores, and one Paper Cutter store. During the same period, the Company closed two traditional drug stores, one Fay's Drug store, two Paper Cutter stores, and converted one traditional drug store to a Fay's Drug store.


Net earnings for the second quarter of fiscal 1996 were $974,000 compared to $2,581,000 in the second quarter of the previous year. Earnings for the first half of the year were $1,746,000 compared to $4,554,000 in fiscal 1995. Earnings were impacted by weakened demand for seasonal and general merchandise and lower pharmacy gross margins.

Sales for the second quarter and first half of fiscal 1996 were $269.8 and $536.3 million, respectively, representing increases of 6.9% and 9.1% over the same periods a year earlier. Sales from comparable stores (those open one year or more as of July 29, 1995) were approximately the same as in the second quarter of last year, and for the first half increased .9%. The overall sales increases reflected growth in the number of stores from last year as well as increases in pharmacy sales. Total pharmacy sales increased 13.3% and 15.1% for the three and six months, respectively, while comparable stores increased 6.8% and 7.6%, respectively.

The gross profit rate on sales was 28.07% in the second quarter compared to 28.52% for the same period last year. For the first half, the gross profit rate decreased from 28.67% last year to 28.37%. These declines were largely attributable to continued pressures on third party pharmacy margins, combined with the trend of third party prescription sales accounting for a greater portion of total pharmacy revenues. Third party pharmacy sales were over 78% of total pharmacy sales in the first half compared to approximately 71% in the previous year.

Selling, general and administrative expenses were 24.9% of sales for the quarter compared to 24.3% last year, and for the first half increased from 24.6% last year to 25.3%. These increases were largely due to the lower than anticipated sales volume. Interest costs were higher than last year due to increases in debt required to finance acquisitions made during fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

At July 29, 1995, the Company had cash of $1.4 million and total working capital of $98.1 million. Cash flow from operations totaled $13.8 million and was used primarily for expenditures on property and equipment, the payment of cash dividends, and reductions in debt obligations. On May 12, 1995 the Company announced that it had begun exploring the possible divestiture of its two non-drug store retail businesses, Wheels Discount Auto Supply and The Paper Cutter. The proceeds from such transactions, if they were to occur, would be used to reduce outstanding debt obligations and for other general corporate purposes.

The Company continues to maintain a sound financial position and believes that its operations and capital resources will provide sufficient cash availability to meet its liquidity needs and to finance planned growth.

                  FAY'S INCORPORATED AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a)  The 1995 Annual Meeting of Stockholders was held on May 26, 1995.

         (c) Each of the matters voted upon at the Meeting, and the number of votes cast for, against, or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation with respect to each nominee for office, is as follows:

             (i)  Votes cast for director nominees:

               Robert J. Bennett          For     16,941,276
                                        Against      157,545

               Lee H. Flanagan            For     16,913,031
                                        Against      185,790

               Henry A. Panasci, Jr.      For     16,927,578
                                        Against      171,243

               Alair A. Townsend          For     16,928,254
                                        Against      170,568


             (ii) Proposal to approve the appointment of Deloitte & Touche LLP to audit the financial statements of the Company and its subsidiaries for the fiscal year ending January 27, 1996.

                                     For     16,971,414
                                   Against       72,407
                                   Abstain       54,499
                                   Unvoted          505

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

         27 Article 5 Financial Data Schedule for the quarter ended April 29, 1995.

         (b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fiscal quarter ended July 29, 1995.

                              SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            FAY'S INCORPORATED
                                    ---------------------------------
                                               (Registrant)



Dated: September 8, 1995            /s/ James F. Poole, Jr.
                                    ---------------------------------
                                    James F. Poole, Jr.
                                    Senior Vice President - Finance
                                    and Chief Financial Officer


Dated: September 8, 1995            /s/ Warren D. Wolfson
                                    ---------------------------------
                                    Warren D. Wolfson
                                    Senior Vice President