Form 10-Q
period 1995-10-28
FAYS INC
filed 1995-12-11
CIK 34768

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q



[ x ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 1995
                -----------------------------------------------

[    ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934

                                     0-5179
                            (Commission File Number)

                               FAY'S INCORPORATED
             (Exact name of registrant as specified in its charter)


        State of New York                              16-0919350
    (State of Incorporation)              (I.R.S. Employer Identification No.)

             7245 HENRY CLAY BOULEVARD, LIVERPOOL, NEW YORK   13088
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (315) 451-8000


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.            Yes       X       No
                                     ----             ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                              Outstanding at December 1, 1995
----------------------------               -------------------------------
Common Stock, $.10 par value                         20,595,080

                                   11 Pages

                      FAY'S INCORPORATED AND SUBSIDIARIES
                                     Index





 PART I.                        FINANCIAL INFORMATION                   Page No.
                                                                        --------

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets -
          October 28, 1995 and January 28, 1995                             3

          Consolidated Condensed Statements of Earnings -
          Thirteen and Thirty-Nine Weeks Ended October 28, 1995
          and October 29, 1994                                              4

          Consolidated Condensed Statements of Cash Flows -
          Thirty-Nine Weeks Ended October 28, 1995 and October 29, 1994     5

          Notes to Consolidated Financial Statements                      6-7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             8-9

PART II.                        OTHER INFORMATION

Item 1.   Legal Proceedings                                                 9

Item 6.   Exhibits and Reports on Form 8-K.                                10

                      FAY'S INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (in thousands of dollars)


                                             October 28,
                                                 1995         January 28,
ASSETS:                                      (Unaudited)          1995
                                             ------------     ------------
Current Assets:
  Cash                                    $        1,625   $        1,941
  Accounts receivable                             34,267           35,992
  Merchandise inventories                        184,973          166,956
  Prepaid expenses                                 6,928            8,457
  Refundable income taxes                          1,424                -
                                                 -------          -------
    Total Current Assets                         229,217          213,346

Deferred Income Taxes                              1,572            1,572
Property and Equipment, net                       72,179           70,395
Intangible and Other Assets, net                  31,130           28,815
                                                 -------          -------
Total Assets                              $      334,098   $      314,128
                                                 =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Notes payable, bank                     $       14,855   $       13,100
  Accounts payable, trade                         86,811           57,411
  Accrued payroll and related taxes                7,729            9,423
  Other current liabilities                       21,282           20,176
  Federal and state income taxes payable               -            1,866
  Current portion of long-term debt and
    obligation under leases                       10,147           10,294
                                                 -------          -------
    Total Current Liabilities                    140,824          112,270

Long-Term Debt                                    74,127           81,656
Obligation Under Leases                            1,282            1,587
Deferred Gain and Other Liabilities                3,236            4,229
Accrued Postretirement Benefit
 Obligation                                        7,394            7,405

Stockholders' Equity:
  Common stock, par value $.10 per share           2,061            2,055
  Additional paid-in capital                      61,407           61,050
  Retained earnings                               43,868           43,977
  Common stock held in treasury, at cost            (101)            (101)
                                                 -------          -------
    Total Stockholders' Equity                   107,235          106,981
                                                 -------          -------
Total Liabilities and Stockholders'       $      334,098   $      314,128
 Equity                                          =======          =======

See notes to consolidated financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF NET EARNINGS
                                  (Unaudited)
                (in thousands of dollars except per share data)


                                                 Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                             ----------------------------     ----------------------------
                                             October 28,      October 29,     October 28,      October 29,
                                                 1995            1994             1995            1994
                                             ------------     -----------     ------------     -----------
Net sales                                  $     250,169    $     241,304   $     744,816    $     705,741

Cost and Expenses:
Cost of merchandise sold                         183,178          172,922         542,822          507,665
Selling, general and
  administrative expenses                         59,405           59,031         179,581          170,931
Depreciation and amortization expenses             3,545            3,723          11,492           11,162
Interest expense, net                              1,773            1,811           5,667            5,651
                                                 -------          -------         -------          -------
  Total cost and expenses                        247,901          237,487         739,562          695,409
                                                 -------          -------         -------          -------

Earnings from continuing operations
  before income taxes                              2,268            3,817           5,254           10,332
Provision for income taxes                           940            1,612           2,205            4,379
                                                 -------          -------         -------          -------
Earnings from continuing operations                1,328            2,205           3,049            5,953
Earnings (loss) from
  discontinued operations (Note 3)                  (109)               1             (84)             807
                                                 -------          -------         -------          -------
Net earnings                               $       1,219   $        2,206   $       2,965   $        6,760
                                                 =======          =======         =======          =======


Earnings per share:
Earnings from continuing operations        $         .06    $         .11   $         .14    $         .29
Earnings (loss) from
  discontinued operations                              -                -               -              .04
                                                 -------          -------         -------          -------
Net earnings                               $         .06    $         .11   $         .14    $         .33
                                                 =======          =======         =======          =======

Cash dividends paid per share              $         .05    $         .05   $         .15    $         .15
                                                 =======          =======         =======          =======

Stores in operation at end of period                 305              305             305              305



See notes to consolidated condensed financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)


                                                 Thirty-Nine Weeks Ended
                                             -------------------------------
                                              October 28,       October  29,
                                                 1995              1994
                                             ------------     --------------
CASH FLOW FROM OPERATING ACTIVITIES:
Net earnings                                 $     2,965       $      6,760
Adjustments to reconcile net earnings
 to net cash
  provided from operating activities:
    Depreciation and amortization                 12,883             12,305
    Increase in current assets                   (16,187)           (34,833)
    Increase in current liabilities               26,947             20,168
    Decrease in other long-term                   (1,007)              (615)
     liabilities
    Changes in deferred tax assets and                 -               (580)
     liabilities                                 -------            -------
Net cash provided from operating                  25,601              3,205
 activities

CASH FLOW FOR INVESTING ACTIVITIES:
Expenditures for property and equipment          (12,092)           (12,960)
Increase in intangibles and other assets          (4,890)           (10,834)
                                                 -------            -------
Net cash used for investing activities           (16,982)           (23,794)

CASH FLOW FROM FINANCING ACTIVITIES:
Increase in notes payable, bank                    1,755              4,395
Increase in long-term debt                             -             26,265
Repayment of long-term debt and
 reduction of obligation under leases             (7,978)            (6,772)
Cash dividends paid                               (3,085)            (3,041)
Other                                                373                110
                                                 -------            -------
Net cash provided from financing                  (8,935)            20,957
 activities

Net increase (decrease) in cash                     (316)               368
Cash balance, beginning of period                  1,941              1,006
                                                 -------            -------
Cash balance, end of period                  $     1,625       $      1,374
                                                 =======            =======

See notes to consolidated condensed financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                October 28, 1995


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

(2)  COMMON STOCK AND EARNINGS PER SHARE

Earnings per share data are based on the weighted average number of shares of common stock and common stock equivalents (stock options) with a dilutive effect outstanding during the period. The average number of shares of common stock and dilutive common stock equivalents used to calculate earnings per share were 20,901,500 and 20,404,914 for the thirteen weeks ended October 28, 1995 and October 29, 1994, respectively, and 20,829,593 and 20,361,766 for the thirty-nine weeks ended October 28, 1995 and October 29, 1994, respectively.

(3)  DISCONTINUED OPERATIONS

On October 20, 1995, the Company entered into a definitive agreement to sell its Wheels Discount Auto Supply Division ("Wheels") to Western Auto Supply Company, a wholly owned subsidiary of Sears, Roebuck and Co.. The agreement provides for payment, in cash, of $36,965,000 for specified assets consisting primarily of inventories and store fixed assets. The purchase price was based on the net book value of such assets as of July 29, 1995 and will be adjusted for changes in the net book value of those assets up to the closing date, which was November 30, 1995. The purchase price will also be subject to audit. Western did not assume liabilities of the Wheels Division, primarily consisting of trade payables, and therefore the net proceeds will be used in part to liquidate such outstanding amounts along with other costs of the transaction.

The Wheels Division is reported as a discontinued operation and the consolidated financial statements have been reclassified to separately report its operating results. The Company's prior year operating results have been restated to reflect continuing operations. Operating results of the discontinued business were as follows:

                                            Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                        -----------------------------     -----------------------------
                                         October 28,      October 29,      October 28,      October 29,
                                            1995             1994             1995             1994
                                        -------------     -----------     -------------     -----------
Sales                                 $       22,506   $       19,289   $       64,111   $       46,291
                                              ======           ======           ======           ======

Income (loss) before income taxes    $   (       186)   $           2   $  (       137)   $       1,401
Income taxes (benefit)                   (        77)               1      (        53)             594
                                              ------           ------           ------           ------
Income (loss) from operations         $  (       109)  $            1   $  (         8)             807
                                              ======           ======           ======           ======

(4)  LONG-TERM DEBT

The Company's 9.77% and 9.59% unsecured senior notes, along with its revolving term loan, contain certain covenants and restrictions, including among other terms, a covenant requiring the Company to maintain a specified fixed charge ratio (as defined). At October 28, 1995, the Company was not in compliance with this provision, however, waivers have been obtained from the underlying lending institutions through October 28, 1995.

                      FAY'S INCORPORATED AND SUBSIDIARIES
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



The Company's principal business is the operation of a chain of super drug stores under the name "Fay's Drugs." At October 28,1995, the Company was operating 217 Fay's Drug stores, 58 traditional drug stores, and 30 discount office supply, party supply, book and greeting card stores under the name "The Paper Cutter." Since the end of the third quarter of last year the Company has acquired one and opened five new Fay's Drug stores, closed and combined four of its traditional drug stores, and closed two Paper Cutter stores.

As discussed in Note 3 to the financial statements, the Company has entered an agreement to sell its Wheels division which consisted of 81 stores at October 28, 1995. This division is reported as a discontinued operation in the financial statements, and for the thirty-nine weeks incurred a net loss of $84,000 in fiscal 1996 compared to earnings of $807,000 in the previous year. This reduction was due to a decrease in comparable store sales and was reflective of competitive and weather related factors.

Net earnings from continuing operations were $1,328,000 in the third quarter compared to $2,205,000 in the third quarter of last year. For the thirty-nine weeks net earnings from continuing operations were $3,049,000 in the current year compared to $5,953,000 in fiscal 1995.

Sales for the third quarter and for the first three quarters of fiscal 1996 were $250.2 and $744.8 million, respectively, representing increases of 3.7% and 5.5% over the same periods a year earlier. Sales from comparable stores (those open one year or more as of October 28, 1995) increased 1.3% for the quarter and 1.2% for the thirty-nine weeks. The overall sales increases are reflective of increases in pharmacy sales which increased 9.4% and 13.1% for the three and nine months, respectively, while comparable stores increased 6.9% and 7.2%, respectively.

The gross profit rate on sales was 26.78% in the third quarter compared to 28.34% for the same period last year. For the nine months, the gross profit rate decreased from 28.07% last year to 27.12%. These declines were largely attributable to continued pressures on third party pharmacy margins, combined with the trend of third party prescription sales accounting for a greater portion of total pharmacy revenues. Third party pharmacy sales were over 79% of total pharmacy sales in the first three quarters compared to approximately 72% in the previous year.

Selling, general and administrative expenses were 23.7% of sales for the quarter compared to 24.5% last year, and for the three quarters decreased from 24.2% to 24.1%. The decrease during the third quarter was due to efforts aimed at reducing costs and due to reductions in expenses which are tied to earnings such as bonuses and profit-sharing.

LIQUIDITY AND CAPITAL RESOURCES

At October 28, 1995, the Company had cash of $1.6 million and total working capital of $88.4 million. Cash flow from operations totaled $25.6 million and was used primarily for expenditures on property and equipment, the payment of cash dividends, and reductions in debt obligations.

As discussed in Note 3 to the financials statements the Company sold its Wheels Division in the fourth quarter of fiscal 1996. Proceeds of the sale will be available to reduce debt and to make further investments in the Company's drug store operations. The Company also continues to pursue the divestiture of its other non-drug store retail business, The Paper Cutter.

The Company continues to maintain a sound financial position and believes that its operations and capital resources will provide sufficient cash availability to meet its liquidity needs and to finance planned growth.



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Reference is made to the Company's Quarterly Report on Form 10-Q for the quarter ended April 29, 1995, wherein it was reported that the Company had been served with a summons and complaint in an action filed in the U.S. District Court for the Northern District of New York entitled David Rowitt v. Fay's Incorporated,
                                           -----------------------------------
Henry A. Panasci, Jr. and David H. Panasci.  Said complaint alleged violations
------------------------------------------
by the Company of Section 10(b) of the Securities and Exchange Act of 1934 and Rule 10b-5.

On or about October 15, 1995, the class action plaintiff in the aforementioned lawsuit filed a motion to voluntarily dismiss the action under Rules 41(a)(1) and 23 of the Federal Rules of Civil Procedure, without prejudice and without costs to the defendants. On December 1, 1995 the Court granted the plaintiff's motion, dismissing the action without prejudice.



Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) Exhibit 27 - Article 5 Financial Data Schedule for the nine months ended October 28, 1995.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fiscal quarter ended October 28, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                FAY'S INCORPORATED
                                ------------------
                                (Registrant)


Dated:  December 8, 1995        /s/ James F. Poole, Jr.
                                -----------------------
                                James F. Poole, Jr.
                                Senior Vice President-Finance
                                and Chief Financial Officer


Dated:  December 8, 1995        /s/ Warren D. Wolfson
                                ---------------------
                                Warren D. Wolfson
                                Senior Vice President