Form 10-K405
period 1996-01-27
FAYS INC
filed 1996-04-24
CIK 34768

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                             ---------------------

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR FISCAL YEAR ENDED JANUARY 27, 1996 OR

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

                                                 Name of each exchange
           Title of each class                    on which registered

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
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant as of April 18, 1996--$105,335,872.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 OUTSTANDING AT
          CLASS                                                  APRIL 18, 1996
          -----                                                  ---------------
     Common Stock, $.10 par value...............................   20,906,783

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

PART I--            None.
PART II--           None.
PART III--Item 10.  Pages 4, 5 and 18 of the Company's Proxy Statement for the Annual
                    Meeting of Shareholders to be held May 24, 1996, under "Election of
                    Directors" and "Compliance with Section 16(a) of the Securities Act of 1934."
     --Item 11.     Page 6 through 13 of the Company's Proxy Statement for the Annual
                    Meeting of Shareholders to be held May 24, 1996, under "Executive
                    Compensation and Other Information," "Compensation of Directors,"
                    "Report of Compensation Committee on Executive Compensation,"
                    "Performance Graph Comparison of Cumulative Return for the Five
                    Years ended January 27, 1996" and "Compensation Committee
                    Interlocks and Insider Participation."
     --Item 12.     Pages 2 and 3 of the Company's Proxy Statement for the Annual
                    Meeting of Shareholders to be held May 24, 1996, under "Security
                    Ownership of Certain Beneficial Owners" and "Security Ownership of
                    Management."
     --Item 13.     Page 13 of the Company's Proxy Statement for the Annual Meeting of
                    Shareholders to be held May 24, 1996, under "Certain Business
                    Relationships."

                                    PART I

ITEM 1. BUSINESS.

  Fay's Incorporated (the "Company") was incorporated under the laws of the State of New York on October 20, 1966 as Fay's Drug Company, Inc. The first Fay's Drug Store was opened in 1958. The Company maintains executive offices at 7245 Henry Clay Boulevard, Liverpool, New York. In June 1989 the Company changed its name to Fay's Incorporated.

  The Company's principal business is the operation of a chain of super drug stores under the name "Fay's Drugs." As of January 27, 1996, the Company operated 218 Fay's Drug Stores, of which 192 were located in Upstate New York, 23 in Pennsylvania, two in Vermont and one in New Hampshire. The Company also operates 55 traditional drug stores and a liquor store. All but two of the Company's 55 traditional drug stores were acquired from independent owners. Ten of the traditional drug stores are operated under the respective tradenames used by the previous owners and 45 are operated under the tradename "Fay's Cornerdrug." Forty-nine of the Company's traditional drug stores are located in Upstate New York, five in Pennsylvania and one in Vermont.

  During the fiscal year ended January 27, 1996, the Company opened three Fay's Drug Stores. In addition, three traditional drug stores were converted into Fay's Drug Stores and one Fay's Drug Store and six traditional drug stores were closed.

  Over the past five years, the Company has converted, by expansion or relocation, 20 traditional drug stores into super drug stores. In the fourth quarter of fiscal year 1996, the Company announced a restructuring related to the repositioning and relocation of 50 undersized and underperforming drug stores. See Note 2 to Consolidated Financial Statement. The majority of these stores are traditional drug stores operated by the Company.

  At year end, the Company was also operating 29 Paper Cutter stores. Paper Cutter is a chain of stores that sells office supplies, party supplies, and greeting cards. The Company has authorized the sale of its Paper Cutter stores and, in the fourth quarter of the fiscal 1996, recorded a charge for the estimated loss on the disposal of the chain and a charge for the estimated operating losses during the phase-out period. See Note 3 to Consolidated Financial Statements. The sale of The Paper Cutter stores is currently being negotiated and the sale is expected to be completed by the middle of fiscal 1997.

  The Company's Managed Pharmacy Services Division provides pharmacy services to institutional customers on a contract basis, including nursing homes, adult homes and prison facilities. At fiscal year end, under contract were over 500 long and intermediate-term care facilities housing approximately 28,000 residents and 74 New York State prisons with over 48,000 inmates. Contract pharmacy services are provided from 78 Fay's Drug Stores as well as eight dispensing facilities dedicated solely to the servicing of Fay's contract pharmacy services customers. In February 1994, the Company acquired two long-term care pharmacy service business which, at the time of acquisition, were servicing 65 nursing and adult homes. In April 1995, the Company acquired an additional long-term pharmacy services business which, at the time of acquisition, was servicing 75 nursing and adult homes.

  In October 1992 the Company established a mail order pharmacy services division under the name "PostScript Mail Order Pharmacy Services." PostScript was formed to market mail order prescription services to prescription benefit programs. PostScript fills prescriptions from a 10,000 square foot dispensing facility located in Aliquippa, Pennsylvania. At the fiscal year end, PostScript had contracted to provide mail order pharmacy services to 774 prescription benefit plans covering 232,000 lives.

  During fiscal 1995, the Company created a pharmacy benefits management group under the name "Optium Pharmacy Services." Optium Pharmacy Services provides management and administrative services to prescription drug benefit plans. Their services include such things as plan design, implementation of procedures to monitor drug utilization, detecting opportunities for the dispensing of generic drugs and monitoring of plan participants for compliance with prescribed drug therapies.

  On June 14, 1994, the Company acquired the assets of 26 National Auto Supply Stores located in the State of New York and four Whitlock Auto Stores located in Pennsylvania. During fiscal 1995, the Company closed one of the acquired National Stores and converted the remaining National and Whitlock Auto Stores to Wheels Discount Auto Supply Stores. During the fiscal year ended
January 27, 1996, the Company opened eight Wheels Discount Auto Supply Stores.

  On November 30, 1995, the Company sold to Western Auto Supply Company the assets comprising the Wheels Discount Auto Supply Division for approximately $39 million. At the time of the sale, the Company was operating 82 Wheels Discount Auto Supply Stores. All of the assets comprising said stores and the inventories held for sale were sold as part of transaction. See Note 3 to Consolidated Financial Statements.

  The Company acquired the common stock of Carls Drug Co., Inc. ("Carls") from Victory Markets Inc. on April 29, 1991. Carls operated a chain of 48 drug stores, of which five have been closed and one sold since the acquisition. In July 1991, 43 of the former Carls Drug Stores were converted into Fay's Drug Stores. On May 1, 1993, Carls was merged into the Company. On January 26, 1993, the Company sold 10 Fay's Drug Stores in southeastern Pennsylvania for $4.1 million cash. On August 4, 1994, the Company acquired all of the capital stock of Peterson Drug Company of Western New York, Inc. ("Peterson"), which operated 12 Peterson Drug Stores in Western New York State. On January 19, 1995, Peterson was merged into the Company.

  The Company's business is the retail sale of various products and is not fractionalized into more than one industry segment. Major classifications of products sold by the Company's drug stores include traditional drug store items (such as prescriptions and proprietary drugs, health and beauty aids and tobacco products), consumer hard goods (such as small appliances, electronics, automotive supplies, housewares and hardware) and miscellaneous merchandise (such as food and beverage items, seasonal merchandise, toys, photofinishing and greeting cards). The following table sets forth the approximate percentage of drug store revenues attributabled to each of these major categories for each of the last three fiscal years.

                                                         PERCENTAGE OF REVENUES
                                                         -----------------------
                                                               YEAR ENDED
                                                         -----------------------
   CATEGORIES                                            1/27/96 1/28/95 1/29/94
   ----------                                            ------- ------- -------
   Traditional Drug Store Items:
     Prescription and Proprietary Drugs.................  54.4    51.8    48.7
     Health and Beauty Aids.............................   9.0     9.8    10.6
     Tobacco............................................   5.1     5.8     6.6
   Consumer Hard Goods..................................   6.1     6.6     7.4
   Miscellaneous Merchandise............................  25.4    26.0    26.7

  All but one Fay's Drug Store contain a prescription drug department. Each carries a broad range of health related products and general consumer merchandise. In addition to selling a full line of nationally advertised products, the Company markets over 900 products under its own name "Fay's" brand label.

  The Company positions the pharmacy as the most important department in its drug stores. In fiscal 1996, the Company filled 14.9 million prescriptions, a 10.5% increase from 1995. The Company's store average in excess of 54,000 prescriptions per year.

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

  Currently, 192 of the Company's Fay's Drug Stores are equipped with point-of-sale optical scanning cash register systems. These systems, by accurately tracking item movement, assist in buying, marketing and merchandising decisions, as well as reducing the time customers spend at the checkout counter.

  Merchandise sold in the Company's stores is purchased from a large number of manufacturers, distributors and wholesalers. The Company did not experience any difficulty during the fiscal year ended January 27, 1996 in obtaining needed merchandise. No one supplier accounted for a significant portion of the Company's purchases. Since the Company sells to the general public, it is not dependent upon a single or few customers.

  Merchandise for the Company's drug stores is primarily provided through the Company's main distribution center located in Liverpool, New York. Additional merchandise is distributed directly to the stores by manufacturers, distributors, publishers and jobbers.

  The Company has numerous trademarks and service marks registered with the U.S. Patent and Trademark Office, including: Fay's, Fay's Drugs, The Paper Cutter, PostScript, AccuFays, AccuFacts and Senior Savers. Said trademarks and service marks expire between the years 1999 and 2006. The Company believes that such trademarks and service marks are important to the conduct of its operations. The Company also maintains appropriate licensing for its pharmacy operations, licenses for the sale of beer in its drugstores (where such sales are allowed by law), as well as other retail business licenses. The Company holds a 10 year franchise granted by Ben Franklin Crafts, Inc. to operate a Ben Franklin Crafts Store within its Fay's Drug Store located in Watertown, New York and the right to open an additional Ben Franklin Crafts Store anywhere within Jefferson County, St. Lawrence County or Franklin County, New York prior to April 1, 1997. The Company does not consider such franchises materially important to the conduct of its business.

  The Company's business is seasonal, with the highest revenues and income normally generated during the Christmas season and the lowest in the early months of the calendar year. For the three fiscal years ended January 27, 1996, January 28, 1995 and January 29, 1994, the fourth quarter accounted for approximately 27%, 28% and 28%, respective, of the Company's revenues, and 51%, 47% and 58%, respectively, of the Company's earnings before accounting changes and restructuring charges.

  Working capital used to acquire merchandise inventory for resale and to equip and fixture new stores is primarily internally generated, but may be augmented by short term borrowings from several banks where the Company has lines of credit.

  The Company faces competition in all of its marketing areas. Due to the broad merchandise mix in each Fay's Drug Store, the Company's super drug store business competes with national chain drug stores, independent drug stores, supermarkets, discount department stores and traditional department stores. The main source of competition for the Company's Paper Cutter Stores are retailers with specialized product lines similar to those carried by the stores, as well as discount department stores and chain drug stores. Many of the businesses with which the Company competes are considerably larger, have been in business longer or have substantially greater financial resources, marketing capabilities and experience than the Company. However, due to factors such as price, product selection, merchandising, advertising, customer service, convenience and number of store locations, the Company believes that it is competitive in its major market areas.

  During fiscal 1996, compliance with Federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, did not have a material affect upon capital expenditures, earnings or the Company's competitive position. In this regard, there are no material capital expenditures planned for environmental control facilities.

  As of January 27, 1996, the Company employed approximately 9,000 persons, consisting of full and part-time store, office, distribution and pharmacy personnel.

ITEM 2. PROPERTIES

  The majority of the Company's Fay's Drug Stores range in size from 12,000 to 16,000 square feet. The smallest Fay's Drug Store is 7,060 square feet and the largest 58,450 square feet. The current Fay's Drug store prototype is 13,500 square feet. The Company's Paper Cutter Stores range in size from 7,979 square feet to 19,283 square feet.

  All of the Company's store locations are leased by the Company. The Company's policy of leasing store locations is designed to permit it to retain capital for use in its merchandising operation. The Company's leases provide for fixed rentals and, in many instances, additional rentals based on store sales. The store leases have terms expiring between 1996 and 2014 and typically include renewal options. See Note 7 to Consolidated Financial Statements. As of January 27, 1996, five of the Company's store locations were subject to ground leases.

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

  The Company has given priority to the opening of new Fay's Drug Stores in freestanding locations with drive through pharmacy windows. Such locations provide an enhanced level of convenience to the Company's customers and give the Company the flexibility to locate stores in more densely populated areas not conducive to large-scale development.

  The Company's main distribution facility, located in Liverpool, New York, contains approximately 580,000 square feet and is devoted exclusively to servicing the Company's Fay's Drug Store Division. The Company's executive offices, which house both administrative personnel and Fay's Drug Store personnel, contains approximately 45,000 square feet and is located adjacent to the Company's main distribution center. The executive office/main distribution center complex is owned in fee by the Company.

  The Company's Paper Cutter stores are serviced from an office/distribution center complex located on a 27 3/4 acre parcel approximately two miles from the Company's executive office/main distribution center. This complex, which is owned in fee, is comprised of a 150,000 square foot distribution center and 22,000 square feet of office space.

  The Company leases, with an option to purchase, a 20,000 square foot office building located in Liverpool, New York. Including renewal periods, the lease expires in the year 2000. The option to purchase is exercisable at any time during the lease term. This facility houses certain administrative services personnel.

  Loan agreements with an institutional lender contain a restriction on the amount of fixed charges (which includes minimum rent) paid by the Company in any fiscal year. As of January 27, 1996, the Company was not in compliance with these restrictions. However, the Company has obtained waivers from such restrictions and the loan agreements have been amended to modify such restrictions through October 26, 1996.

  The Company also owns 33 1/2 acres of vacant land located adjacent to the parcel of land on which Company's executive office/main distribution center complex is situated. On March 1, 1995, the Company acquired an additional
3 1/2 acres of vacant land adjacent to the Company's executive office/main distribution center complex.

  Both the Company's main executive office/main distribution center complex and the office/distribution center complex servicing the Company's Paper Cutter Divisions are pledged as security for a mortgage loan. See Note 5 to the Consolidated Financial Statements.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The Company's Common Stock, $.10 par value, is traded on The New York Stock Exchange. As of April 19, 1996, there were 9,008 holders of record of the Company's Common Stock.

  The price range of the Company's Common Stock and the dividends paid in respect of such Common Stock during the last two fiscal years is shown in the table below:

                                                                       CASH DIVIDEND
                                                       HIGH      LOW     PER SHARE
                                                       -----    -----  -------------
   FISCAL 1996
     Fourth quarter................................... 8 1/4    6 1/2      $.05
     Third quarter.................................... 8 3/8    7 1/2      $.05
     Second quarter................................... 9 1/8    6 5/8      $.05
     First quarter.................................... 9 3/8    6 1/4      $.05
   FISCAL 1995
     Fourth quarter................................... 7        6          $.05
     Third quarter.................................... 8        6 1/2      $.05
     Second quarter................................... 7 3/8    6 1/4      $.05
     First quarter.................................... 7 1/4    6 1/8      $.05

  Under certain long-term debt agreements, there are restrictions on the Company's ability to pay cash dividends. Under the most restrictive terms, the Company may declare and pay dividends of up to $9,575,000. See Note 5 to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

  Five Year Financial Summary

                                1996       1995      1994      1993      1992
                              --------   --------  --------  --------  --------
Summary of Operations:
Net sales...................  $973,809   $921,307  $831,007  $815,253  $765,237
Cost and expenses:
  Cost of merchandise sold..   715,354    664,532   595,246   582,972   547,270
  Selling, general and
   administrative expenses..   227,587    215,125   195,400   190,658   180,741
  Depreciation and
   amortization expenses....    13,730     13,300    13,551    12,735    12,046
  Interest expense..........     5,964      5,793     6,626     6,325     5,990
  Restructuring and other
   charges..................    20,087        --        --        --      1,064
                              --------   --------  --------  --------  --------
    Total cost and expenses.   982,722    898,750   810,823   792,690   747,111
                              --------   --------  --------  --------  --------
Income (loss) from
 continuing operations
 before income taxes........    (8,913)    22,557    20,184    22,563    18,126
Income taxes................    (3,363)     9,634     8,456     9,698     7,347
                              --------   --------  --------  --------  --------
Income (loss) from
 continuing operations
 before accounting changes..    (5,550)    12,923    11,728    12,865    10,779
Discontinued operations, net
 of income taxes (a)........    (4,067)      (287)   (1,699)   (1,634)   (2,126)
Cumulative effect of
 accounting change, net of
 tax (b)....................       --         --     (4,806)      --        --
                              --------   --------  --------  --------  --------
Net income (loss)...........  $ (9,617)  $ 12,636  $  5,223  $ 11,231  $  8,653
                              ========   ========  ========  ========  ========
Per Share Data (c):
Earnings (loss) per common
 share:
  Continuing operations
   before accounting
   changes..................  $  (0.27)  $   0.63  $   0.58  $   0.65  $   0.55
  Discontinued operations...     (0.20)     (0.01)    (0.08)    (0.09)    (0.11)
  Cumulative effect of
   accounting change........       --         --      (0.24)      --        --
                              --------   --------  --------  --------  --------
  Net income (loss).........  $  (0.47)  $   0.62  $   0.26  $   0.56  $   0.44
                              ========   ========  ========  ========  ========
Dividends per share.........  $   0.20   $   0.20  $   0.20  $   0.19  $   0.16
                              --------   --------  --------  --------  --------
Financial Position:
Current assets..............  $205,993   $213,346  $194,779  $174,054  $173,752
Current liabilities.........   133,516    112,270   104,252    83,830    83,855
Working capital.............    72,477    101,076    90,527    90,224    89,897
Total assets................   298,593    314,128   279,714   261,150   263,683
Long-term debt..............    46,915     81,656    65,307    73,715    87,451
Obligations under leases....     1,166      1,587     2,106     2,825     3,709
Stockholders' equity........    95,274    106,981    96,838    94,026    84,851
Return on average
 stockholders' equity.......      (9.5)%     12.4%      5.5%     12.6%     10.7%
                              --------   --------  --------  --------  --------
Other Data:
Number of retail drug
 stores.....................       273        277       260       244       252
                              --------   --------  --------  --------  --------

- --------
(a) During fiscal 1996, the Company sold its Wheels Discount Auto Supply Division and announced plans to sell its Paper Cutter Division. These businesses have been reported as discontinued operations and prior year operating results have been restated to reflect continuing operations.
(b) In fiscal 1994 the Company changed its method of accounting for postretirement benefits to conform with Statement of Financial Accounting Standards No. 106.
(c)Per share data has been adjusted to reflect a five-for-four stock split on June 19, 1992.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL
                                   CONDITION

RESULTS OF OPERATIONS

 Sales

  Net sales for the fiscal year ended January 27, 1996, increased 5.7% to $973.8 million. Sales gains have been supported by continued growth in pharmacy sales which continued to outpace total sales increases with an 11.7% increase during the year. Sales in comparable stores (those open at least one year) were up 1.8% including a 7% increase in pharmacy sales. Sales increases were somewhat modest in fiscal 1996 reflecting weak Christmas, seasonal and general merchandise sales.

  For fiscal years 1995 and 1994, net sales were $921.3 million and $831.0 million, respectively, representing increases of 10.9% and 1.9% over their year-earlier periods. These gains can be attributed to increases in pharmacy sales of 18.8% in fiscal 1995 and 7.1% in fiscal 1994. Comparable store sales increased 4.3% in 1995 and 3.5% in 1994, with increases of 8.4% and 6.2% in pharmacy sales.

 Costs and Expenses

  The gross profit rate was 26.5% in 1996 compared to 27.8% in 1995 and 28.4% in 1994. The decline in gross margins is largely attributable to continued pressure on third-party pharmacy margins, combined with the trend of third-party prescription sales accounting for a greater portion of total pharmacy revenues. Prescription sales paid by third-party payers were 80% of total pharmacy sales in fiscal 1996 compared to 73.1% in fiscal 1995 and 66.4% in 1994.

  The Company principally uses the last-in, first-out (LIFO) method of inventory valuation which states cost of sales at the most recent costs. The Company has experienced deflation in the past three years resulting in a reduction to its LIFO inventory reserve of $.6 million in fiscal 1996, $1.4 million in fiscal 1995 and $.7 million in fiscal 1994.

  Selling, general and administrative expenses, as a percentage of sales, were 23.4%, 23.3% and 23.5% for fiscal years 1996, 1995 and 1994, respectively. The current period's higher operating expense ratio resulted from a lower comparable store sales increase which limited the company's ability to leverage operating expenses, particularly store payroll costs. Payroll and occupancy costs are major expenses of the Company, particularly in the operation of its retail locations. Payroll costs for the Company's stores were 11.7% in 1996 compared to 11.4% in 1995 and 11.3% in 1994, reflecting increases due to wage inflation. Occupancy costs (including rent, common area maintenance and real estate taxes) were 2.9% of sales in 1996, 2.8% in 1995 and 2.9% in 1994.

  Net interest expense was $6.0 million in fiscal 1996 compared to $5.8 million in fiscal 1995 and $6.6 million in fiscal 1994. The increase in fiscal 1996 was mostly due to higher short-term borrowing rates.

 Restructuring Charge

  In January 1996, the Company announced a restructuring related to the repositioning and relocation of 50 undersized or underperforming drug stores. The majority of the targeted stores were former independent pharmacies acquired by Fay's, many of which operate under the "Cornerdrug" tradename. Consequently, a pre-tax charge of $20,087,000 was recorded in the fourth quarter of fiscal 1996 for costs associated with the store repositioning process, predominantly consisting of reserves for lease obligations and for the writedown of fixed assets. The process of relocating these stores is targeted to be complete within an eighteen month time frame.

 Income from Continuing Operations

  As a result of the restructuring charge mentioned above, the Company incurred a loss from continuing operations of $5.5 million in fiscal 1996. Excluding the after-tax effect of this provision, income from continuing operations for fiscal 1996 would have been $7.0 million compared to $12.9 million in fiscal 1995. The decline in operating results was largely due to the decline in pharmacy gross margins.

 Discontinued Operations

  As part of the Company's strategy of concentrating its focus and resources on core drug store and pharmacy related businesses, the Company authorized the sale of it's two non-pharmacy divisions. These businesses included the Wheels Discount Auto Supply Division which had 82 auto parts stores, and The Paper Cutter Division, a specialty retailer which operates 29 stores.

  The Company incurred a loss from these discontinued operations of $4.1 million, including a provision of $3.6 million recorded in fiscal 1996 for the loss on disposal of the two divisions. Their prior years' net losses were $.3 million for 1995 and $1.7 million for 1994, and were segregated in the statement of net earnings as discontinued operations. The Wheels Division was sold during fiscal 1996. The sale of Paper Cutter is currently being negotiated and is expected to be completed by the middle of fiscal 1997.

 Net Income

  The Company incurred a net loss of $9.6 million as a result of the $4.1 million loss from discontinued operations and the $12.5 million after-tax restructuring charge. Net income was $12.6 million in fiscal 1995 and $5.2 million in fiscal 1994. Fiscal 1994 net income included a non-recurring charge of $4.8 million related to the adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

  The Company's effective tax rates were 37.7%, 42.7% and 41.9%, respectively for fiscal 1996, 1995 and 1994. The decrease in fiscal 1996 was related to decreases in the effective state tax rate. The increase in 1995 was due to a reduction in tax credits.

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

  At January 27, 1996, the Company had $1.4 million in cash compared to $1.9 million at January 28, 1995. Cash flow from operating activities was $17.7, $22.7 and $6.1 million in fiscal 1996, 1995 and 1994, respectively. In 1996, the Company sold certain specified assets of its Wheels Division, primarily consisting of inventories and store fixed assets, for approximately $39 million. The proceeds from this transaction were used to reduce long-term debt, to liquidate trade liabilities of the Wheels Division, and for other costs related to the sale.

  Capital expenditures represent a major investment of cash and totaled $12.3 million in fiscal 1996, $15.7 million in fiscal 1995 and $9.5 million in fiscal 1994. These expenditures are principally for improvements to new and existing leased store locations, store equipment and fixtures, and distribution and office facilities. The Company anticipates capital expenditures of approximately $19 million in fiscal 1997. The Company generally enters into long-term lease arrangements for new stores. (For information regarding future minimum rental payments, refer to Note 7 of the Notes to Consolidated Financial Statements.)

  Except for the historical information contained herein, the matters discussed in this annual report are foward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filing with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The financial statements required by this item are included in this Report on pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information relating to directors of the Company is incorporated herein by reference to pages 4, 5 and 18 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 24, 1996 (see "Election of Directors" and "Compliance with Section 16(a) of the Securities Act of 1934.").

  The following lists the names and ages of all executive officers of the Company, all persons chosen to become executive officers, all positions and offices within the Company held by such persons and the business experience during the past five years of such persons. Unless otherwise noted, each of the persons listed below have served in various executive or managerial capacities with the Company for the past five years. All officers were elected or re-elected to their present positions for terms ending May 24, 1996 and until their respective successors are elected and qualified.

          NAME           AGE           POSITION AND BUSINESS EXPERIENCE
          ----           ---           --------------------------------
Henry A. Panasci, Jr. ..  67 Chairman of the Board and Chief Executive Officer;
                              also served as President and Chief Operating
                              Officer of the Company between August 7, 1992 and
                              March 26, 1993
David H. Panasci........  37 President and Chief Operating Officer since 1993;
                              previous Executive Vice President of the Company
                              and President--The Paper Cutter Division of the
                              Company
David B. Eilerman.......  48 Vice President and General Manager--PostScript Mail
                              Order Services Division of the Company since 1992;
                              previous Regional Vice President for America's
                              Pharmacy, a subsidiary of Systemed, Inc.
Gale T. Mitchell........  46 Senior Vice President--Store Operations; since
                              November 29, 1995, previous President--Wheels
                              Discount Auto Supply Division of the Company
Craig C. Painter........  49 Vice President--Chief Information Officer since
                              1993; previous Senior Vice President Management
                              Information Systems for Jewel Companies, Inc., a
                              subsidiary of American Stores Company
James F. Poole, Jr. ....  41 Senior Vice President--Finance and Chief Financial
                              Officer since May 25, 1995, previous Vice
                              President--Finance and Chief Financial Officer of
                              the Company
Warren D. Wolfson.......  47 Senior Vice President, General Counsel and Secretary
James R. Wuest..........  45 Senior Vice President--Marketing since 1995;
                              previous Vice President--Fay's Drug Store Marketing

ITEM 11. EXECUTIVE COMPENSATION.

  Information relating to executive compensation is incorporated by reference to pages 6 through 13 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 1996 (see "Executive Compensation and Other Information," "Report of Compensation Committee on Executive Compensation," "Preference Graph Comparison for the Five Years Ended January 27, 1996" and "Compensation Committee Interlocks and Insider Participation").

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information relating to the security holdings of more than five percent holders and directors and executive officers of the Company is incorporated herein by reference to pages 2 and 3 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 1996 (see "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management").

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information relating to certain transactions with directors and officers of the Company is incorporated by reference to page 13 of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 1996 (see "Certain Business Relationships").

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

                                                                      PAGE NO.
                                                                     ----------
     1. CONSOLIDATED FINANCIAL STATEMENTS:
       Independent Auditors' Report................................     F-1
       Consolidated Balance Sheets as of January 27, 1996 and Janu-
        ary 28, 1995...............................................     F-2
       Consolidated Statements of Net Earnings for each of the
        three fiscal years in the period ended January 27, 1996....     F-3
       Consolidated Statements of Stockholders' Equity for each of the three fiscal years in the period ended January 27,
        1996.......................................................     F-4
       Consolidated Statements of Cash Flows for each of the three
        fiscal years in the period ended January 27, 1996 .........     F-5
       Notes to Consolidated Financial Statements..................  F-6 - F-15
       Selected Quarterly Financial Data...........................     F-16

  2. Consolidated Financial Statement Schedules:

  Financial Statement Schedules required by Rule 5-04 have not been filed because the conditions requiring the filing do not exist or the required information is included in the Consolidated Financial Statements, including the Notes thereto.

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

  (b) A report on Form 8-K was filed on December 15, 1995, related to the sale of the Company's Wheels Discount Auto Supply Division.

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

    (4.5) Loan Agreement dated as of August 15, 1991 with Mutual of Omaha Insurance Company, United of Omaha Life Insurance Company, American Republic Insurance Company, Companion Life Insurance Company, The Canada Life Assurance Company, General American Life Insurance Company and The Manufacturers Life Insurance Company is incorporated by reference to Quarterly Report on Form 10-Q for the quarter ended October 26, 1991.

    (4.6) Loan Agreement dated as of June 9, 1994 with Chemical Bank, as Agent, and Chemical Bank is incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 28, 1995.

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

    (10.4) Stock Purchase Agreement dated as of April 29, 1991 by and among Victory Markets Inc., Galoz Investments B.V. and Fay's Incorporated is incorporated by reference to Report on Form 8-K dated May 10, 1991.

    (10.5) The Fay's Incorporated Key Management Incentive Plan is incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

    (10.6) The form of Agreement providing for the employment by the Company of David H. Panasci, Warren D. Wolfson, James F. Poole, Jr, Craig C. Painter, Gale T. Mitchell and James R. Wuest is incorporated by reference to Annual Report on Form 10-K for the fiscal year ended January 29, 1994.

    (10.7) The form of Agreement providing for the employment by the Company of Henry A. Panasci, Jr. accompanies this Report.

    (10.8) The form of amendment to the Agreements providing for the employment of David H. Panasci, Warren D. Wolfson, James F. Poole, Jr., Craig C. Painter, Gale T. Mitchell and James R. Wuest accompanies this Report.

    (10.9) Asset Purchase Agreement dated October 20, 1995 by and among Wheels Discount Auto Supply, Inc., Fay's Incorporated and Western Auto Supply Company is incorporated by reference to Report on Form 8-K dated December 15, 1995.

  (21) Subsidiaries of Registrant.

  The Company's subsidiaries, all of which are wholly owned, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of January 28, 1995. Carls Drug Co., Inc. was merged into the Company on May 1, 1993. Peterson Drug Company of Western New York, Inc. was merged into the Company on January 30, 1995.

  (27) Financial Data Schedule.

    [TYPE] -- 27
    [DESCRIPTION] -- Article 5 Financial Data Schedule for the year ended January 27, 1996:

     [MULTIPLIER]..............................................            1,000
     [PERIOD-TYPE].............................................        12 Months
     [FISCAL-YEAR-END]......................................... January 27, 1996
     [PERIOD-START]............................................ January 29, 1995
     [PERIOD-END].............................................. January 27, 1996
     [CASH]....................................................            1,448
     [SECURITIES]..............................................                0
     [RECEIVABLES].............................................           40,833
     [ALLOWANCES]..............................................                0
     [INVENTORY]...............................................          149,597
     [CURRENT-ASSETS]..........................................          205,993
     [PP&E]....................................................          185,249
     [DEPRECIATION]............................................          125,390
     [TOTAL-ASSETS]............................................          298,593
     [CURRENT-LIABILITIES].....................................          133,516
     [BONDS]...................................................           46,915
     [PREFERRED-MANDATORY].....................................                0
     [PREFERRED]...............................................                0
     [COMMON]..................................................            2,090
     [OTHER-SE]................................................           93,184
     [TOTAL-LIABILITY-AND-EQUITY]..............................          298,593
     [SALES]...................................................          973,809
     [TOTAL-REVENUES]..........................................          973,809
     [CGS].....................................................          715,354
     [TOTAL-COSTS].............................................          982,722
     [OTHER-EXPENSES]..........................................                0
     [LOSS-PROVISION]..........................................                0
     [INTEREST-EXPENSE]........................................            5,964
     [INCOME-PRETAX]...........................................          (8,913)
     [INCOME-TAX]..............................................          (3,363)
     [INCOME-CONTINUING].......................................          (5,550)
     [DISCONTINUED]............................................          (4,067)
     [EXTRAORDINARY]...........................................                0
     [CHANGES].................................................                0
     [NET-INCOME]..............................................          (9,617)
     [EPS-PRIMARY].............................................            (.47)
     [EPS-DILUTED].............................................            (.47)

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

DATED: APRIL 24, 1996

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

Dated: April 24, 1996

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Fay's Incorporated
Liverpool, New York

  We have audited the accompanying consolidated balance sheets of Fay's Incorporated and subsidiaries as of January 27, 1996 and January 28, 1995, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three fiscal years in the period ended January 27, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as will as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Fay's Incorporated and subsidiaries at January 27, 1996 and January 28, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 27, 1996 in conformity with generally accepted accounting principles.

  As discussed in the notes to the consolidated financial statements, in fiscal 1994 the Company changed its method of accounting for postretirement benefits other than pensions to conform with Statement of Financial Accounting Standards No. 106 and also changed its method of accounting for income taxes to conform with Statement of Financial Accounting Standards No. 109.


Deloitte & Touche LLP
Rochester, New York
March 6, 1996

                      FAY'S INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     JANUARY 27, 1996 AND JANUARY 28, 1995

                                                     (IN THOUSANDS OF DOLLARS)
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
Current Assets:
  Cash.............................................  $      1,448  $      1,941
  Accounts receivable..............................        40,833        35,992
  Merchandise inventories..........................       149,597       166,956
  Prepaid expenses.................................         6,811         7,905
  Deferred income taxes (Note 6)...................         7,304           552
                                                     ------------  ------------
    Total Current Assets...........................       205,993       213,346
Property and Equipment (Notes 5 and 7):
  Land.............................................         3,096         3,837
  Buildings........................................        27,295        30,103
  Leasehold improvements...........................        35,862        37,134
  Furniture, fixtures and equipment................       106,533       105,613
  Property under capital leases....................        12,463        13,025
                                                     ------------  ------------
                                                          185,249       189,712
  Less accumulated depreciation and amortization...       125,390       119,317
                                                     ------------  ------------
                                                           59,859        70,395
Intangible and Other Assets, less accumulated
 amortization of $16,907 in 1996 and $14,285 in
 1995..............................................        26,594        28,815
Deferred Income Taxes (Note 6).....................         6,147         1,572
                                                     ------------  ------------
    Total Assets...................................  $    298,593  $    314,128
                                                     ============  ============
Current Liabilities:
  NOTES PAYABLE (NOTE 4)...........................  $     10,815  $     13,100
  Accounts payable, trade..........................        68,631        57,411
  Accrued payroll and related taxes................         9,347         9,423
  Other accrued expenses...........................        23,168        20,176
  Reserves for restructuring and discontinued
   operations
   (Notes 2 and 3).................................        10,431           --
  Federal and state income taxes payable...........           975         1,866
  Current portion of long-term debt and obligation
   under leases....................................        10,149        10,294
                                                     ------------  ------------
    Total Current Liabilities......................       133,516       112,270
Long-Term Debt (Note 5)............................        46,915        81,656
Obligation Under Leases (Note 7)...................         1,166         1,587
Deferred Gain and Other Liabilities (Note 2).......        14,623         4,229
Accrued Postretirement Benefit Obligation (Note 9).         7,099         7,405
Commitments (Note 5)
Stockholders' Equity (Notes 5 and 10):
  Preferred stock, par value $1 per share:
    Authorized, 5,000,000 shares
    Issued and outstanding, no shares..............           --            --
  Common stock, par value $.10 per share:
    Authorized, 30,000,000 shares
    Issued, 20,900,029 and 20,547,585 shares,
     respectively..................................         2,090         2,055
  Additional paid-in capital.......................        63,040        61,050
  Retained earnings................................        30,245        43,977
  Less cost of common stock held in treasury.......          (101)         (101)
                                                     ------------  ------------
                                                           95,274       106,981
                                                     ============  ============
    Total Liabilities and Stockholders' Equity.....  $    298,593  $    314,128
                                                     ============  ============

   The accompanying notes are an integral part of these financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF NET EARNINGS

      YEARS ENDED JANUARY 27, 1996, JANUARY 28, 1995 AND JANUARY 29, 1994

                                                  (IN THOUSANDS OF DOLLARS,
                                                    EXCEPT PER SHARE DATA)
                                                  ----------------------------
                                                    1996      1995      1994
                                                  --------  --------  --------
Net sales........................................ $973,809  $921,307  $831,007
  Cost and expenses:
  Cost of merchandise sold.......................  715,354   664,532   595,246
  Selling, general and administrative expenses...  227,587   215,125   195,400
  Depreciation and amortization expenses.........   13,730    13,300    13,551
  Interest expense...............................    5,964     5,793     6,626
  Restructuring and other charges (Note 2).......   20,087       --        --
                                                  --------  --------  --------
    Total cost and expenses......................  982,722   898,750   810,823
                                                  --------  --------  --------
Income (loss) from continuing operations before
 income taxes....................................   (8,913)   22,557    20,184
Income taxes (Note 6)............................   (3,363)    9,634     8,456
                                                  --------  --------  --------
Income (loss) from continuing operations before
 accounting changes..............................   (5,550)   12,923    11,728
Discontinued Operations (Note 3):
Loss from operations, net of income tax benefits
 of $(299), $(217) and $(1,225), respectively....     (494)     (287)   (1,699)
Provision for dispositions, net of income tax
 benefit of $(2,165).............................   (3,573)      --        --
                                                  --------  --------  --------
Loss from discontinued operations................   (4,067)     (287)   (1,699)
Cumulative effect of accounting change, net of
 income tax (Note 9).............................      --        --     (4,806)
                                                  --------  --------  --------
Net income (loss)................................ $ (9,617) $ 12,636  $  5,223
                                                  ========  ========  ========
Earnings (loss) per share:
  Continuing operations before accounting
   changes....................................... $  (0.27) $   0.63  $   0.58
  Discontinued operations........................    (0.20)    (0.01)    (0.08)
  Cumulative effect of accounting change.........      --        --      (0.24)
                                                  --------  --------  --------
  Net income (loss).............................. $  (0.47) $   0.62  $   0.26
                                                  ========  ========  ========


   The accompanying notes are an integral part of these financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

      YEARS ENDED JANUARY 27, 1996, JANUARY 28, 1995 AND JANUARY 29, 1994

                                           (IN THOUSANDS OF
                                               DOLLARS)
                                         ---------------------
                                           COMMON   ADDITIONAL
                                         STOCK $.10  PAID-IN   RETAINED  TREASURY
                                         PAR VALUE   CAPITAL   EARNINGS   STOCK
                                         ---------- ---------- --------  --------
Balance January 30, 1993...............    $2,000    $57,954   $34,203    $(131)
Net earnings for the year..............                          5,223
Cash dividends paid ($.20 per share)...                         (3,998)
Exercise of stock options..............         2        113
Issuance of stock pursuant to
 conversion of 10% convertible note
 (95,602 shares).......................        10        490
Issuance of treasury stock for employee
 service awards........................                    1       (15)      14
Tax benefit from exercise and early
 disposition of stock options..........                   24
Sale of stock under stock purchase
 plan..................................        15        933
                                           ------    -------   -------    -----
Balance January 29, 1994...............     2,027     59,515    35,413     (117)
Net earnings for the year..............                         12,636
Cash dividends paid ($.20 per share)...                         (4,054)
Exercise of stock options..............         2        117
Issuance of stock pursuant to
 conversion of 10% convertible note
 (95,602 shares).......................        10        490
Issuance of treasury stock for employee
 service awards........................                    2       (18)      16
Tax benefit from exercise and early
 disposition of stock options..........                   12
Sale of stock under stock purchase
 plan..................................        16        914
                                           ------    -------   -------    -----
Balance January 28, 1995...............     2,055     61,050    43,977     (101)
Net earnings for the year..............                         (9,617)
Cash dividends paid ($.20 per share)...                         (4,115)
Exercise of stock options..............         9        548
Issuance of stock pursuant to
 conversion of 10% convertible note
 (95,602 shares).......................        10        490
Issuance of treasury stock for employee
 service awards........................
Tax benefit from exercise and early
 disposition of stock options..........                   (3)
Sale of stock under stock purchase
 plan..................................        16        955
                                           ------    -------   -------    -----
Balance January 27, 1996...............    $2,090    $63,040   $30,245    $(101)
                                           ======    =======   =======    =====

   The accompanying notes are an integral part of these financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED JANUARY 27, 1996, JANUARY 28, 1995 AND JANUARY 29, 1994

                                                      1996     1995      1994
                                                    --------  -------  --------
                                                    (IN THOUSANDS OF DOLLARS)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income (loss)...............................  $ (9,617) $12,636  $  5,223
  Adjustments to reconcile net earnings to net
   cash provided from operating activities:
    Gain on sale of Wheels Discount Auto Division.      (912)     --        --
    Cumulative effect of accounting change........       --       --      7,998
    Depreciation and amortization.................    16,546   16,264    16,180
  Decrease (increase) in assets:
    Merchandise inventories.......................    (4,106)  (9,558)  (15,731)
    Accounts receivable and prepaid expenses......    (4,848)  (4,148)   (4,905)
    Deferred income taxes.........................   (11,327)  (1,038)     (534)
  Increase (decrease) in liabilities:
    Trade payables................................    11,220    2,521    (1,206)
    Accrued expenses..............................    11,582    5,596     2,339
    Income taxes..................................      (891)     108     1,684
    Deferred income taxes.........................       --       --     (4,849)
    Other long-term liabilities...................    10,088      328       (68)
                                                    --------  -------  --------
Net cash provided from operating activities.......    17,735   22,709     6,131
                                                    --------  -------  --------
CASH FLOW FOR INVESTING ACTIVITIES:
  Expenditures for property and equipment.........   (12,311) (15,684)   (9,502)
  Increase in intangible and other assets.........    (5,211) (11,352)   (3,983)
  Sale of Wheels Discount Auto Division...........    38,976      --        --
  Purchase of Peterson Drug Company...............       --    (6,626)      --
                                                    --------  -------  --------
Net cash provided from (used for) investing activ-
 ities............................................    21,454  (33,662)  (13,485)
                                                    --------  -------  --------
CASH FLOW FROM FINANCING ACTIVITIES:
  (Decrease) increase in notes payable............    (2,285)  (1,505)   14,605
  Repayment of long-term debt.....................   (34,288)  (8,069)   (3,217)
  Proceeds from long-term debt....................       --    25,024       --
  Reductions in obligation under leases...........      (519)    (568)   (1,034)
  Sale of common stock under option plans.........     1,525    1,060     1,087
  Cash dividends paid.............................    (4,115)  (4,054)   (3,998)
                                                    --------  -------  --------
Net cash provided from (used for) financing activ-
 ities............................................   (39,682)  11,888     7,443
                                                    --------  -------  --------
Net increase (decrease) in cash...................      (493)     935        89
Cash balance, beginning of year...................     1,941    1,006       917
                                                    --------  -------  --------
Cash balance, end of year.........................  $  1,448  $ 1,941  $  1,006
                                                    ========  =======  ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest........................................  $  8,685  $ 8,756  $  7,809
  Income taxes....................................     6,380   10,435     7,815

  Supplemental disclosure of non-cash investing and financing activity: On January 15 of 1996, 1995 and 1994, 95,602 shares of common stock were issued upon conversion of $500,000 of unsecured 10% convertible notes.

   The accompanying notes are an integral part of these financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      YEARS ENDED JANUARY 27, 1996, JANUARY 28, 1995 AND JANUARY 29, 1994

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Consolidation--The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  Fiscal Year--The Company's fiscal year ends on the last Saturday in January. Fiscal years 1996, 1995 and 1994 all consisted of 52 weeks.

  Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Inventories--Inventories are valued at the lower of cost or market. The cost of inventory is determined primarily on a last-in, first-out (LIFO) basis. Costs of seasonal merchandise, greeting cards and toys are valued on a first-in first-out (FIFO) basis. If all inventories had been valued at current replacement costs, total inventory values would have been approximately $30,159,000, $30,140,000 and $32,138,000 higher at January 27, 1996, January
28, 1995 and January 29, 1994, respectively.

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

  Intangible Assets--Intangible assets include values assigned to favorable lease commitments, lease acquisition costs, customer lists, non-competitive agreements and excess of purchase price over fair market value of net assets acquired (goodwill). Such assets are being amortized on a straight-line basis over their estimated lives.

  Income Taxes--The Company and its subsidiaries file a consolidated federal income tax return. The Company adopted, on a retroactive basis, Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", in fiscal 1994. See Note 6 for a further discussion of income taxes.

  Postretirement Benefits--The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", in the first quarter of fiscal 1994. The Company elected immediate recognition of the accumulated postretirement obligation which resulted in a non-cash reduction of fiscal 1994 net earnings of $4,806,000, net of tax.

  Earnings per Share--Earnings per share are based on the average number of shares of common stock and common stock equivalents (stock options) outstanding during the respective periods, adjusted for stock dividends and splits, where applicable. The average number of shares of common stock and dilutive common stock equivalents outstanding were 20,585,189, 20,356,910 and 20,085,326 in fiscal 1996, 1995 and 1994, respectively. Fully diluted earnings per share did not differ materially from primary earnings per share.

                      FAY'S INCORPORATED AND SUBSIDIARIES

  Statements of Cash Flows--The Company considers that cash and equivalents include all highly liquid investments with original maturities of three months or less.

  Concentration of Credit Risk--Financial instruments which potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Concentration of credit risk with respect to accounts receivable is limited due to the large number of customers comprising the Company's customer base. The Company generally does not require collateral or other security to support customer receivables.

  Stock-Based Compensation--In October 1995, the Financial Accounting Standards Board issued Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," which requires adoption by the Company in fiscal 1997. Pursuant to the new standard, companies are encouraged, but not required, to adopt the fair value method of accounting for employee stock-based transactions. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," but would be required to disclose in a note to the consolidated financial statements pro forma net income and earnings per share as if the Company had applied the new method of accounting. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

NOTE 2--RESTRUCTURING AND OTHER CHARGES

  In January 1996, the Company announced a restructuring related to the repositioning and relocation of 50 undersized or underperforming drug stores. The majority of the targeted stores were former independent pharmacies acquired by Fay's, many of which operate under the "Cornerdrug" tradename. Consequently, a pre-tax charge of $20,087,000 was recorded in the fourth quarter of fiscal 1996 for costs associated with the store repositioning process, predominantly consisting of reserves for lease obligations ($14,941,000), for the write-off of intangible and fixed assets ($4,493,000), severance ($366,000) and other costs ($287,000). The remaining reserve totalled $15,852,000 at January 27, 1996. Accruals for lease obligations beyond one year totalled $10,771,000 and are included in Other Liabilities on the balance sheet.

NOTE 3--DISCONTINUED OPERATIONS

  As part of the Company's strategy of concentrating its focus and resources on core drug store and pharmacy related businesses, the Company authorized the sale of its two non-pharmacy divisions. These businesses included the Wheels Discount Auto Supply Division ("Wheels"), which had 82 auto parts stores, and The Paper Cutter Division, a specialty retailer which operates 29 stores.

  A pre-tax provision of $5,738,000 for loss on disposal of these discontinued operations was recorded in the fourth quarter of fiscal 1996 consisting of $5,300,000 for the disposal of The Paper Cutter, $1,350,000 for estimated operating losses for The Paper Cutter during the phase-out period, offset in part by an estimated $912,000 gain from the disposition of the Company's Wheels division. The after-tax charge for the estimated loss on disposal of discontinued operations was $3,573,000.

  The Wheels Division was sold on November 30, 1995 to Western Auto Supply Company, a wholly owned subsidiary of Sears Roebuck and Co. The purchase price was approximately $39 million and

                      FAY'S INCORPORATED AND SUBSIDIARIES
was based on the net book value of specified assets, primarily consisting of inventories and store fixed assets. The sale of Paper Cutter is currently being negotiated and is expected to be completed by the middle of fiscal 1997. Discontinued operations include the Company's best estimates of the amounts expected to be realized on the sale of Paper Cutter. The amounts the Company will utlimately realize could differ materially from the amounts assumed in arriving at the loss on disposal of the discontinued operations.

  The consolidated financial statements have been reclassified to separately report discontinued operating results. The Company's prior year operating results have been restated to reflect continuing operations. Interest expense allocated to discontinued operations includes an allocation of corporate interest expense and amounts directly related to the discontinued businesses. The allocation of corporate interest expense was based, in part, on a ratio of the net assets of the discontinued operations to the sum of consolidated net assets and consolidated debt, adjusted accordingly. The amounts allocated in 1996, 1995 and 1994 totalled $2,600,000, $2,700,000 and $1,300,000, respectively. Net sales from discontinued operations were $121,176,000 in 1996, $116,803,000 in 1995 and $88,712,000 in 1994. The remaining net assets of discontinued operations at January 27, 1996 totalled $7,924,000.

NOTE 4--SHORT-TERM DEBT

  The Company maintains lines of credit with several banks to meet its short-term borrowing requirements. Maximum outstanding borrowings during fiscal 1996 were $24.9 million and average borrowings were $8.2 million. The weighted average interest rate on short-term borrowings was 6.7% in fiscal 1996, 5.4% in fiscal 1995, and 4.20% in fiscal 1994. Revisions were made to the Company's lines of credit subsequent to January 27, 1996 such that available lines now total $31 million. At January 27, 1996, outstanding short-term borrowings were $10.8 million.

NOTE 5--LONG-TERM DEBT

  Long-term debt consisted of the following:

                                                  JANUARY 27,    JANUARY 28,
                                                      1996           1995
                                                  ------------   ------------
                                                  (IN THOUSANDS OF DOLLARS)
   Secured, 9.85% senior notes...................   $     14,730   $     16,365
   Unsecured, 9.77% senior notes.................         17,857         21,429
   Unsecured, 9.59% senior notes.................         21,428         25,000
   Unsecured, 10% convertible notes..............          1,000          1,500
   Mortgage note.................................            774          1,038
   Revolving term loan...........................            --          25,000
   Other long-term debt..........................            853          1,099
                                                    ------------   ------------
                                                          56,642         91,431
   Less current portion..........................          9,727          9,775
                                                    ------------   ------------
                                                    $     46,915   $     81,656
                                                    ============   ============

  Repayments to be made over the next five fiscal years are as follows (in thousands): 1997, $9,727; 1998, $9,741; 1999, $9,191; 2000, $8,918 and 2001,
$8,857.

  The 9.85% senior notes are due November 15, 2004 and are payable in annual principal installments of $1,635,000 through November 15, 2003, with the remaining balance payable on

                      FAY'S INCORPORATED AND SUBSIDIARIES

November 15, 2004. Interest is payable semi-annually on May 15 and November 15 of each year. The carrying value of collateral for the notes, consisting primarily of real property and certain equipment, amounted to $10,070,000 at January 27, 1996.

  The 9.77% senior notes are due August 15, 2000 and are payable in equal annual installments of $3,571,000. Interest is payable semi-annually on February 15 and November 15 of each year.

  The 9.59% senior notes are due September 15, 2001 and are payable in equal annual installments commencing September 15, 1995. Interest is payable semi-annually on September 15 and March 15 of each year.

  The 10% convertible notes are due January 15, 1998 and are payable in annual principal installments of $500,000 through 1998 and are convertible into common stock at $5.23 per share. The notes may be converted at any time prior to maturity, and 191,205 shares have been reserved for such conversion. The conversion rate is subject to adjustment for subsequent sales of common stock, rights or options to purchase common stock or other stock or obligations convertible to common stock at prices less than the conversion rate, and for stock dividends, stock splits and other specified transactions. On January 15, 1996, 95,602 shares of common stock were issued upon conversion of $500,000 of the notes.

  The mortgage note bears interest at 9.25% and matures in 1998. The carrying value of buildings pledged as collateral for the note was $2,444,000 at January 27, 1996.

  The Company's revolving term loan which was outstanding at January 28, 1995 was repaid using the proceeds from the sale of the Wheels Division and the facility was subsequently cancelled.

  The unsecured notes and the 9.85% senior notes contain, among other terms, certain restrictions on the Company's consolidated retained earnings. Under the most restrictive terms, $9,575,000 of retained earnings was not restricted as to cash dividends and the acquisition or retirement of the Company's stock as of January 27, 1996. Furthermore, the Company may acquire an additional 221,613 shares of its stock plus such number of shares, the aggregate price of which does not exceed $15,000,000.

  The unsecured notes also require the Company to maintain a minimum amount of consolidated working capital and the maintenance of certain specified ratios. As of January 27, 1996, the Company was not in compliance with a fixed charge coverage ratio related to rent and interest payments, however, it has obtained waivers from its lenders. The lenders have subsequently amended the related agreements to modify this ratio through October 26, 1996 to allow the Company to be in compliance with the covenant.

                      FAY'S INCORPORATED AND SUBSIDIARIES

NOTE 6--INCOME TAXES

  The Company adopted, on a retroactive basis, SFAS No. 109 at the beginning of fiscal 1994. The provision (benefit) for income taxes on continuing operations consisted of the following:

                                                     1996      1995      1994
                                                   --------  --------  --------
                                                   (IN THOUSANDS OF DOLLARS)
   Currently payable:
     Federal...................................... $  4,389  $  7,918  $  7,855
     State........................................    1,406     2,804     2,815
                                                   --------  --------  --------
                                                      5,795    10,722    10,670
   Deferred:
     Federal......................................   (7,012)     (818)   (1,665)
     State........................................   (2,146)     (270)     (549)
                                                   --------  --------  --------
                                                     (9,158)   (1,088)   (2,214)
                                                   --------  --------  --------
                                                   $ (3,363) $  9,634  $  8,456
                                                   ========  ========  ========

  Income taxes were computed at rates other than the statutory federal income tax rates due to the following items:

                                        1996           1995          1994
                                    --------------  ------------  ------------
                                    AMOUNT     %    AMOUNT   %    AMOUNT   %
                                    -------  -----  ------  ----  ------  ----
Tax expense at federal statutory
 rate.............................. $(3,120) (35.0) $7,895  35.0  $7,065  35.0
State taxes, net of federal bene-
 fit...............................    (481)  (5.4)  1,647   7.3   1,473   7.3
Tax credits........................    (130)  (1.5)   (153) (0.7)   (334) (1.6)
Amortization of goodwill and other
 deferred charges..................     287    3.2     192   0.9     252   1.2
Other..............................      81    1.0      53   0.2     --    --
                                    -------  -----  ------  ----  ------  ----
                                    $(3,363) (37.7) $9,634  42.7  $8,456  41.9
                                    =======  =====  ======  ====  ======  ====

                      FAY'S INCORPORATED AND SUBSIDIARIES

  The tax effect of the items comprising the Company's net deferred tax assets and liabilities at January 27, 1996 and January 28, 1995 in the Company's consolidated balance sheets are as follows:

                                                JANUARY 27,      JANUARY 28,
                                                    1996             1995
                                                -------------    ------------
                                                (IN THOUSANDS OF DOLLARS)
   Current deferred taxes:
     Deferred tax assets:
       Allowance for doubtful accounts........    $       1,068    $      1,176
       Employee benefit accruals..............            1,171           1,129
       Accruals of closed locations...........            2,192             549
       Accruals for discontinued operations...            4,955             --
       Other..................................            1,299             921
                                                  -------------    ------------
                                                         10,685           3,775
       Valuation allowance....................              --              --
                                                  -------------    ------------
                                                         10,685           3,775
     Deferred tax liabilities:
       Inventory valuation differences........            3,771           3,811
       Other..................................             (390)           (588)
                                                  -------------    ------------
                                                          3,381           3,223
                                                  -------------    ------------
     Net current deferred tax asset...........    $       7,304    $        552
                                                  =============    ============
   Long-term deferred taxes:
     Deferred tax assets:
       Accrued postretirement benefits........    $       3,053    $      3,127
       Recognition of rent expense............            1,469           1,489
       Deferred gain on sale of assets........            1,129           1,219
       Recognition of pension expense.........              (66)           (157)
       Accruals for closed locations..........            4,350
       Accruals for discontinued operations...              474
       Other..................................               98             104
                                                  -------------    ------------
                                                         10,507           5,782
       Valuation allowance....................              --              --
                                                  -------------    ------------
                                                         10,507           5,782
     Deferred tax liabilities:
       Tax depreciation in excess of financial
        statement depreciation................            2,974           3,424
       Financial statement basis of acquired
        long-term assets in excess of tax
        basis.................................            1,386             786
                                                  -------------    ------------
                                                          4,360           4,210
                                                  -------------    ------------
   Net long-term deferred tax asset...........    $       6,147    $      1,572
                                                  =============    ============

NOTE 7--OBLIGATION UNDER LEASES

  The Company conducts primarily all retailing operations on leased premises. Leases are for varying periods from one to thirty years and are generally renewable at the option of the Company. Certain leases for store facilities are classified as capital leases.

                      FAY'S INCORPORATED AND SUBSIDIARIES

  Usually the leases provide that the Company pay a portion of the taxes and all insurance and maintenance costs associated with the leased premises. Certain leases provide for additional rentals based upon a percentage of sales. In addition, the Company leases transportation and other equipment under leases for periods of one to eight years.

  Property and equipment includes the following amounts for capital leases:

                                                 JANUARY 27,     JANUARY 28,
                                                     1996            1995
                                                 ------------    ------------
                                                 (IN THOUSANDS OF DOLLARS)
   Store facilities.............................  $      9,085    $      9,085
   Equipment....................................         3,378           3,940
                                                  ------------    ------------
                                                        12,463          13,025
   Less accumulated amortization................       (11,704)        (11,264)
                                                  ------------    ------------
                                                  $        759    $      1,761
                                                  ============    ============

  Future minimum rental payments due under leases consisted of the following at January 27, 1996:

   FISCAL YEAR                                         OPERATING      CAPITAL
   -----------                                       -------------  -----------
                                                     (IN THOUSANDS OF DOLLARS)
   1997............................................. $      21,716  $       771
   1998.............................................        21,025          618
   1999.............................................        20,020          473
   2000.............................................        18,225          288
   2001.............................................        16,771          244
   2002 and thereafter..............................        91,711          322
                                                     -------------  -----------
   Total minimum lease payments.....................      $189,468        2,716
                                                     =============
   Less:  Executory costs including profit thereon..                       (717)
   Interest portion of payments.....................                       (412)
                                                                    -----------
   Present value of net minimum lease payments......                $     1,587
                                                                    ===========

  The composition of total rental expense for the past three fiscal years was as follows:

                                                        1996     1995     1994
                                                      -------- -------- --------
                                                      (IN THOUSANDS OF DOLLARS)
   Minimum rentals--operating leases................  $ 19,079 $ 17,606 $ 16,308
   Contingent rentals--operating and capital leases.     1,282    1,519    1,288
                                                      -------- -------- --------
                                                      $ 20,361 $ 19,125 $ 17,596
                                                      ======== ======== ========

NOTE 8--EMPLOYEE BENEFIT PLANS

  Profit Sharing Retirement Plan--The Company maintains a Profit Sharing Retirement Plan which covers substantially all full-time employees who qualify as to age and length of service. All funds are held in trust for the exclusive benefit of participating employees. Contributions of $353.000 in fiscal 1996, $772,000 in fiscal 1995 and $725,000 in fiscal 1994 were charged to expense.

                      FAY'S INCORPORATED AND SUBSIDIARIES

  Pension Plan--The Company maintains a defined benefit Pension Plan which covers substantially all full-time employees who qualify as to age and length of service. Benefits are based upon years of service and employee compensation. Annual contributions are made to the Plan sufficient to satisfy legal funding requirements.

  Net pension expense was comprised of the following:

                                                    1996       1995      1994
                                                  ---------  ---------  --------
                                                   (IN THOUSANDS OF DOLLARS)
   Service costs--benefits earned during the pe-
    riod........................................  $     907  $   1,033  $   938
   Interest on projected benefit obligation.....      1,029        935      837
   Actual return on plan assets.................     (1,770)       178     (661)
   Net amortization and deferral of actuarial
    gains and losses............................        624     (1,238)    (313)
                                                  ---------  ---------  -------
                                                  $     790  $     908  $   801
                                                  =========  =========  =======

  The funded status of the Pension Plan and the related amounts that are recognized in the consolidated balance sheets are as follows:

                                                 JANUARY 27,     JANUARY 28,
                                                     1996            1995
                                                 ------------    ------------
                                                 (IN THOUSANDS OF DOLLARS)
   Actuarial present value of accumulated bene-
    fit obligation:
     Vested....................................    $     13,505    $      9,374
     Non-vested................................             606             457
                                                   ------------    ------------
       Total...................................    $     14,111    $      9,831
                                                   ============    ============
   Projected benefit obligation................    $     16,258    $     11,838
   Plan assets at fair market value, primarily
    listed stocks and fixed income securities..          14,034          12,312
                                                   ------------    ------------
   Plan assets in excess of (less than) pro-
    jected benefit obligation..................          (2,224)            474
   Unrecognized prior service cost.............              12              14
   Unrecognized net asset in transition........            (183)           (203)
   Unrecognized net losses (gains).............           1,920            (398)
                                                   ------------    ------------
   Accrued pension expense.....................    $       (475)   $       (113)
                                                   ============    ============

  The weighted average discount rates used in determining benefit obligations were 7.5% at January 27, 1996, 8.75% at January 28, 1995 and 7.75% at January 29, 1994. The expected long-term rate of return on plan assets was 9% for fiscal 1996, 1995 and 1994. The rate of increase in future compensation levels used in fiscal 1996 was 2% for the first three years, 3% for the next two years and 3.5% thereafter. The rate of increase in future compensation was 4.5% in fiscal 1995 and 1994.

NOTE 9--POSTRETIREMENT BENEFITS

  The Company provides certain health and life insurance benefits for substantially all of its retired employees. As discussed in Note 1, the Company adopted SFAS No. 106 effective February 1, 1993 which requires the Company to accrue the cost of retiree benefits over the period employees provide service. Prior to fiscal 1994, the Company expensed the cost of these benefits as incurred.

                      FAY'S INCORPORATED AND SUBSIDIARIES

  Effective during the first quarter of fiscal 1994, the Company amended its retiree benefit plans to modify the eligibility and cost sharing provisions for active employees. These changes resulted in a reduction in the accumulated obligation of $4,413,000 which is being amortized as required by SFAS No. 106 over the average period to full eligibility for benefits.

  Postretirement benefit expense (credit) for the years ended January 27, 1996 and January 28, 1995 was comprised of the following:

                                 1996          1995
                             ------------  ------------
                             (IN THOUSANDS OF DOLLARS)
   Service cost--benefits
    earned during the year.  $         68  $         61
   Interest cost on accumu-
    lated benefit obliga-
    tion...................           326           339
   Amortization of prior
    service cost...........          (498)         (502)
   Loss experience.........                          49
                             ------------  ------------
                                    $(104)        $ (53)
                             ============  ============

  The amounts included in the consolidated balance sheets were as follows:

                                               JANUARY 27,      JANUARY 28,
                                                   1996             1995
                                               ------------     ------------
                                               (IN THOUSANDS OF DOLLARS)
   Accumulated benefit obligation:
     Retirees.................................   $      3,120     $      3,244
     Fully eligible active plan participants..            417              379
     Other active plan participants...........            863              814
                                                 ------------     ------------
                                                        4,400            4,437
     Unrecognized actuarial losses............           (238)            (484)
     Unrecognized prior service cost..........          2,937            3,452
                                                 ------------     ------------
   Accrued postretirement benefit obligation..   $      7,099     $      7,405
                                                 ============     ============

  The assumed health care cost trend rate used in measuring the accumulated benefit obligation at January 27, 1996 was 10.8% for fiscal 1997, gradually declining to 6.5% in years 2006 through 2014, and 6% thereafter. A one percentage point increase in the assumed health care cost trend rate for each year would increase the accumulated benefit obligation at January 27, 1996 by approximately 14% and the sum of the service cost and interest cost components by approximately 14.4%. The assumed discount rate used in determining the accumulated benefit obligation was 7.5% at both January 27, 1996 and January 28, 1995.

NOTE 10--STOCKHOLDERS' EQUITY

  On January 26, 1996 the Board of Directors declared a $.05 per share quarterly cash dividend payable on April 5, 1996 to shareholders of record on March 22, 1996.

  Employee Stock Purchase Plan--The Company's Employee Stock Purchase Plan permits eligible employees to purchase common stock, through payroll deduction, at a purchase price equal to 90% of the fair market value of such common stock, in accordance with the terms of the Plan. At January 27, 1996, the Company had 732,780 additional shares of common stock available for issuance under this Plan. In fiscal 1996, 1995 and 1994, employees purchased 165,053, 160,603 and 153,458 shares at average prices of $5.89 in 1996, $5.79 in 1995 and $6.18 in 1994.

                      FAY'S INCORPORATED AND SUBSIDIARIES

  Stock Option Plans--The Company maintains a stock option program for its officers and key employees. This Plan provides for the granting of both non-qualified and incentive stock options, and the issuance of up to an aggregate of 4,000,000 shares of common stock. At January 27, 1996, 1,016,951 shares were reserved for future grant.

  In addition, the Company has reserved 125,000 shares of common stock in connection with a stock option plan for non-employee directors. On July 1 of each year, eligible directors automatically receive an option to purchase 1,500 shares at a price equal to fair market value on the date of grant. At January 27, 1996, 83,750 shares were reserved for future grant.

  A summary of option transactions for all option plans is presented below:

                                                   INCENTIVE     NON-QUALIFIED
                                                 STOCK OPTIONS   STOCK OPTIONS
                                                 --------------  --------------
   Year ended January 27, 1996:
     Shares under option, beginning of year.....      1,539,933         126,982
     Options granted............................        661,850          10,500
     Options exercised at prices ranging
      from $.73 to $7.19........................        (91,900)         (9,000)
     Options expired and cancelled..............       (150,616)        (15,000)
                                                 --------------  --------------
     Shares under option, end of year...........      1,959,267         113,482
                                                 ==============  ==============
     Shares exercisable.........................      1,624,131          72,232
                                                 --------------  --------------
     Exercise price of shares exercisable....... $4.79 to $9.35  $1.32 to $6.40
                                                 ==============  ==============
                                                   INCENTIVE     NON-QUALIFIED
                                                 STOCK OPTIONS   STOCK OPTIONS
                                                 --------------  --------------
   Year ended January 28, 1995:
     Shares under option, beginning of year.....      1,242,323         153,981
     Options granted............................        428,800           9,000
     Options exercised at prices ranging
      from $.77 to $9.35........................         (1,509)        (21,686)
     Options expired and cancelled..............       (129,681)        (14,313)
                                                 --------------  --------------
     Shares under option, end of year...........      1,539,933         126,982
                                                 --------------  --------------
     Shares exercisable.........................      1,217,243         126,982
                                                 --------------  --------------
     Exercise price of shares exercisable....... $4.79 to $9.35  $ .73 to $6.40
                                                 ==============  ==============

NOTE 11--FAIR VALUE OF FINANCIAL INSTRUMENTS

  At January 27, 1996, the Company's financial instruments include long-term debt, the carrying value of which (including current portion) was $56,642,000. The estimated fair value of long-term debt at January 27, 1996, based on quoted market prices for similar debt or current rates offered to the Company for debt with similar maturities, where applicable, was $59,693,000. The carrying amounts of cash, accounts receivable, accounts payable, notes payable and accrued expenses approximate fair value because of the short maturity of those items.

                      FAY'S INCORPORATED AND SUBSIDIARIES

NOTE 12--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Summarized quarterly financial information for the years ended January 27, 1996 and January 28, 1995 was as follows:

                                 FIRST       SECOND       THIRD      FOURTH
                                QUARTER      QUARTER     QUARTER     QUARTER
                              -----------  ----------- ----------- -----------
                              (IN THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
Fiscal 1996:
  Net sales.................. $   235,612  $   236,845 $   236,980 $   264,372
  Gross profit...............      64,334       62,215      61,852      70,054
  Income taxes...............       1,090          498         850      (5,801)
  Income (loss) from continu-
   ing operations............       1,487          669       1,202      (8,908)
  Income (loss) from discon-
   tinued operations.........        (716)         304          17      (3,672)
  Net income (loss)..........         771          973       1,219     (12,580)
  Earnings (loss) per share:
    Continuing operations.... $      0.07  $      0.03 $      0.06 $     (0.43)
    Discontinued operations.. $     (0.03) $      0.02         --  $     (0.18)
    Net income (loss)........ $      0.04  $      0.05 $      0.06 $     (0.61)
  Cash dividends paid per
   share..................... $      0.05  $      0.05 $      0.05 $      0.05
  Market price per share:
    High.....................       9 3/8        9 1/8       8 3/8       8 1/4
    Low......................       6 1/4        6 5/8       7 1/2       6 1/2
Fiscal 1995:
  Net sales.................. $   216,428  $   224,875 $   226,988    $253,016
  Gross profit...............      60,670       61,085      62,908      72,112
  Income taxes...............       1,718        1,717       1,569       4,630
  Income from continuing op-
   erations..................       2,318        2,337       2,147       6,121
  Income (loss) from discon-
   tinued operations.........        (345)         244          59        (245)
  Net income.................       1,973        2,581       2,206       5,876
  Earnings (loss) per share:
    Continuing operations.... $      0.11  $      0.12 $      0.11 $      0.30
    Discontinued operations.. $     (0.01) $      0.01         --  $     (0.01)
    Net income............... $      0.10  $      0.13 $      0.11 $      0.29
  Cash dividends paid per
   share..................... $      0.05  $      0.05 $      0.05 $      0.05
  Market price per share:
    High.....................       7 1/4        7 3/8       8           7
    Low......................       6 1/8        6 1/4       6 1/2       6

  In the fourth quarter of fiscal 1996, the Company recorded a pre-tax restructuring charge of $20,087,000 related to the repositioning and relocation of 50 stores. It also recorded an after-tax charge of $3,573,000 in the fourth quarter for the estimated loss of discontinued operations. Refer to Notes 2 and 3 for a more detailed discussion related to these charges.