Form 10-Q
period 1996-04-27
FAYS INC
filed 1996-06-11
CIK 34768

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q

                            ----------------------

[ x ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 FOR THE QUARTERLY PERIOD ENDED APRIL 27, 1996
                 ---------------------------------------------

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



- --------------------------------------------------------------------------------
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes     X        No
                         -----          _____

Number of shares of Common Stock, $.10 par value, outstanding at May 31, 1996:
20,926,119



                                    7 Pages

================================================================================

                         PART I - FINANCIAL INFORMATION

                      FAY'S INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (in thousands of dollars)

                                           April 27,   January 27,
                                             1996          1996
                                          -----------  ------------
ASSETS:                                   (Unaudited)
Current Assets:
  Cash                                      $  1,540      $  1,448
  Accounts receivable                         40,430        40,833
  Merchandise inventories                    144,592       149,597
  Prepaid expenses                             7,004         6,811
  Deferred income taxes                        7,304         7,304
                                            --------      --------
    Total Current Assets                     200,870       205,993

Deferred Income Taxes                          6,147         6,147
Property and Equipment, net                   61,225        59,859
Intangible and Other Assets, net              25,912        26,594
                                            --------      --------
Total Assets                                $294,154      $298,593
                                            ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Notes payable                             $ 16,930      $ 10,815
  Accounts payable, trade                     64,947        68,631
  Accrued payroll and related taxes            8,340         9,347
  Other accrued expenses                      28,277        33,599
  Federal and state income taxes payable           -           975
  Current portion of long-term debt and
   obligation
    under leases                              10,149        10,149
                                            --------      --------
    Total Current Liabilities                128,643       133,516

Long-Term Debt                                46,767        46,915
Obligation Under Leases                        1,062         1,166
Deferred Gain and Other Liabilities           14,137        14,623
Accrued Postretirement Benefit                 7,085         7,099
 Obligation

Stockholders' Equity:
  Common stock, par value $.10 per share       2,099         2,090
  Additional paid-in capital                  63,193        63,040
  Retained earnings                           31,269        30,245
  Common stock held in treasury, at cost        (101)         (101)
                                            --------      --------
    Total Stockholders' Equity                96,460        95,274
                                            --------      --------
Total Liabilities and Stockholders'         $294,154      $298,593
 Equity                                     ========      ========


See notes to consolidated financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                (in thousands of dollars except per share data)


                                          Thirteen Weeks Ended
                                          ---------------------
                                          April 27,  April 29,
                                            1996        1995
                                          ---------  ----------

Net sales                                  $248,554   $235,612

Cost and Expenses:
- ------------------
Cost of merchandise sold                    184,053    171,278
Selling, general and
  administrative expenses                    56,123     56,603
Depreciation and amortization expenses        3,267      3,587
Interest expense, net                         1,490      1,567
                                           --------   --------
  Total cost and expenses                   244,933    233,035
                                           --------   --------

Income from continuing operations
  before income taxes                         3,621      2,577
Income taxes                                  1,552      1,090
                                           --------   --------
Income from continuing operations             2,069      1,487
Income (loss) from discontinued
 operations, net  of income tax                   -      ( 716)
 benefits of $  -  and $(525)              --------   --------

Net income                                 $  2,069   $    771
                                           ========   ========


Earnings per share:
- -------------------
Continuing operations                      $    .10   $    .07
Discontinued operations                           -    (   .03)
                                           --------   --------
Net income                                 $    .10   $    .04
                                           ========   ========


Cash dividends paid per share              $    .05   $    .05
                                           ========   ========

Stores in operation at end of period            272        276



See notes to consolidated condensed financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)


                                          Thirteen Weeks Ended
                                          --------------------
                                          April 27,   April 29,
                                             1996        1995
                                          ----------  ----------

CASH FLOW FROM OPERATING ACTIVITIES:
Net income                            $       2,069     $   772

Adjustments to reconcile net income to
 net cash
  provided from operating activities:
    Depreciation and amortization             3,481       4,351
    Decrease (increase) in current
     assets                                   5,215      (2,359)
    (Decrease) increase in current
     liabilities                            (10,988)      4,148
    Decrease in other long-term
     liabilities                               (500)       (251)
                                           --------     -------
Net cash (used for) provided from
 operating activities                          (723)      6,661

CASH FLOW FOR INVESTING ACTIVITIES:
Expenditures for property and equipment (4,210) (2,907) Decrease (increase) in intangibles and
 other assets                                    45      (3,322)
                                           --------     -------
Net cash used for investing activities       (4,165)     (6,229)

CASH FLOW FROM FINANCING ACTIVITIES:
Increase in notes payable                     6,115         200
Repayment of long-term debt and
 reduction of
  obligation under leases                      (252)       (305)
Cash dividends paid                          (1,045)     (1,027)
Other                                           162          43
                                           --------     -------
Net cash provided from financing
 activities                                   4,980      (1,089)

Net increase (decrease) in cash                  92        (657)
Cash balance, beginning of period             1,448       1,941
                                           --------     -------
Cash balance, end of period                $  1,540     $ 1,284
                                           ========     =======


See notes to consolidated condensed financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 April 27, 1996


(1)  STATEMENT OF MANAGEMENT

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, the information contained herein reflects all normal and recurring adjustments necessary for a fair presentation of the results of operations for the periods. The consolidated financial statements and notes thereto should be read with the financial statements and notes included in the Company's latest Annual Report on Form 10-K. The January 27, 1996 balance sheet data is derived from audited financial statements.

(2)  COMMON STOCK AND EARNINGS PER SHARE

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which is effective for the Company in fiscal 1997. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its fiscal 1997 Annual Report on Form 10-K.

Earnings per share data are based on the weighted average number of shares of common stock and common stock equivalents (stock options) with a dilutive effect outstanding during the period. The average number of shares of common stock and dilutive common stock equivalents used to calculate earnings per share were 21,066,350 and 20,728,787 for the thirteen weeks ended April 27, 1996 and April 29, 1995, respectively.

(3)  DISCONTINUED OPERATIONS

In June 1996, the Company announced that it had entered into a definitive agreement to sell the inventory and store assets of its Paper Cutter Division to Party Experience Inc., a wholly-owned subsidiary of Party Stores Holdings, Inc., for approximately $14 million in cash. The purchase price was based on the net book value of such assets as of January 27, 1996 and will be subject to adjustment for changes up to the closing date which is anticipated to be in August 1996. Party Experience Inc. did not assume liabilities of the Paper Cutter Division, primarily consisting of trade payables, and therefore the net proceeds will be used in part to liquidate such outstanding amounts along with other costs of the transaction. The Company provided for the anticipated loss on disposal, as well as for estimated operating losses during the phase-out period, in fiscal 1996 and believes that such provisions are adequate.


The Company also sold its Wheels Discount Auto Supply Division in November 1995. Both the Wheels and Paper Cutter Divisions are reported as discontinued operations and the consolidated financial statements have been reclassified to separately report their operating results. The Company's prior year operating results have been restated to reflect continuing operations. Net sales for the discontinued operations totalled $11,000,000 and $30,792,000 for the thirteen weeks ended April 27, 1996 and April 29, 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Company's principal business is the operation of a chain of super drug stores under the name "Fay's Drugs." At April 27, 1996, the Company was operating 220 Fay's Drug stores and 52 traditional drug stores. Since the end of the first quarter of last year the Company has acquired one super drug store, opened two new Fay's Drug stores and converted five traditional drug stores to super drug stores. In addition, it has closed five traditional drug stores and two super drug stores, and has combined their operations with other existing super drug stores.

As part of the Company's strategy of concentrating its focus and resources on core drug store and related pharmacy businesses, the Company sold its Wheels Discount Auto Supply Division during fiscal 1996 and began negotiations to sell its Paper Cutter Division. Consequently, the results of these two divisions have been segregated in the statement of income as discontinued operations and the Company's prior year operating results have been restated to reflect continuing operations.

Net income was $2,069,000 for the first quarter ended April 27, 1996 compared to $771,000 in the first quarter of last year. Included in last year's results were losses of $716,000 relating to discontinued operations. Income from continuing operations increased 39% over the prior year.

Sales for the first quarter of fiscal 1997 were $248.6 million representing an increase of 5.5% over the same period last year. Sales from comparable stores (those open one year or more as of April 27, 1996) increased 4.4% for the quarter including an 8.3% increase in pharmacy sales.

The gross profit rate on sales was 25.95% in the first quarter compared to 27.31% for the same period last year. The decline was largely attributable to continued pressures on third party pharmacy margins, combined with the trend of third party prescription sales accounting for a greater portion of total pharmacy revenues. Third party pharmacy sales were over 83% of total pharmacy sales in the first quarter compared to approximately 78% in the previous year.

Selling, general and administrative expenses decreased $481,000 from the prior year and, as a percentage of sales, declined from 24.0% to 22.6%. This decrease reflects a number of efforts aimed at reducing costs, including steps taken in late fiscal 1996 to eliminate certain corporate administration and supervisory layers. In addition, efforts to contain costs in the Company's retail locations resulted in the favorable leveraging of sales increases and a decline in the level of store-level expenses as a percentage of sales.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that the Company is in sound financial condition, and that its operations and capital resources will provide sufficient cash availability to meet its liquidity needs and to finance planned growth.

The Company's cash requirements arise primarily from the need to finance the opening and equipping of new stores, the purchase of inventory, debt service, and the payment of dividends. At April 27, 1996, the Company had cash of $1.5 million and total working capital of $72.2 million. Cash flow used by operations totaled $723,000 reflecting reductions in a number of liabilities. During the first quarter there were payments related to obligations associated with the discontinued Wheels Division including the liquidation of trade liabilities, professional fees related to the sale and severance. The final payment for the sale of Wheels (approximately $3.6 million) was received subsequent to the end of the first quarter. In addition, the Company made a final payment of approximately $1 million related to a June 1994 acquisition. Cash was also used for expenditures on property and equipment and for the payment of cash dividends.

As discussed in Note 3, the Company has an agreement for the sale of its Paper Cutter Division. Proceeds of the sale will be available to reduce debt and to make further investments in the Company's drug store operations.


                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

27  Article 5 Financial Data Schedule for the quarter ended April 27, 1996.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fiscal quarter ended April 27, 1996.



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


                                          FAY'S INCORPORATED
                                          ------------------
                                            (Registrant)


Dated:  June 7, 1996                      /s/ James F. Poole, Jr.
                                          -----------------------
                                          James F. Poole, Jr.
                                          Senior Vice President-Finance
                                          and Chief Financial Officer


Dated:  June 7, 1996                      /s/ Warren D. Wolfson
                                          ---------------------
                                          Warren D. Wolfson
                                          Senior Vice President