Form 10-Q
period 1996-07-27
FAYS INC
filed 1996-09-06
CIK 34768

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q

                             --------------------

[ x ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 27, 1996
                  --------------------------------------------

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

                                     0-5179
                            (Commission File Number)


                               FAY'S INCORPORATED
             (Exact name of registrant as specified in its charter)



        State of New York                               16-0919350
     (State of Incorporation)                        (I.R.S. Employer
                                                    Identification No.)

             7245 HENRY CLAY BOULEVARD, LIVERPOOL, NEW YORK   13088
                (Address of principal executive offices)

      Registrant's telephone number, including area code:  (315) 451-8000



- --------------------------------------------------------------------------------
Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes     X        No
                         -----    ------

Number of shares of Common Stock, $.10 par value, outstanding at August 30, 1996: 21,210,140
================================================================================

                         PART I - FINANCIAL INFORMATION

                      FAY'S INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (in thousands of dollars)

                                           July 27,    January 27,
                                             1996          1996
                                          -----------  ------------
ASSETS:                                   (Unaudited)
Current Assets:
  Cash                                      $ 11,847      $  1,448
  Accounts receivable                         39,249        40,833
  Merchandise inventories                    123,525       149,597
  Prepaid expenses                             8,648         6,811
  Deferred income taxes                        7,304         7,304
                                            --------      --------
    Total Current Assets                     190,573       205,993

Deferred Income Taxes                          6,147         6,147
Property and Equipment, net                   62,534        59,859
Intangible and Other Assets, net              25,585        26,594
                                            --------      --------
Total Assets                                $284,839      $298,593
                                            ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current Liabilities:
  Notes payable                             $ 17,665      $ 10,815
  Accounts payable, trade                     56,525        68,631
  Accrued payroll and related taxes            9,149         9,347
  Other accrued expenses                      25,315        33,599
  Federal and state income taxes payable           -           975
  Current portion of long-term debt and
   obligation under leases                    10,151        10,149
                                            --------      --------
    Total Current Liabilities                118,805       133,516

Long-Term Debt                                46,687        46,915
Obligation Under Leases                          958         1,166
Deferred Gain and Other Liabilities           14,100        14,623
Accrued Postretirement Benefit Obligation      7,072         7,099

Stockholders' Equity:
  Common stock, par value $.10 per share       2,099         2,090
  Additional paid-in capital                  63,551        63,040
  Retained earnings                           31,668        30,245
  Common stock held in treasury, at cost        (101)         (101)
                                            --------      --------
    Total Stockholders' Equity                97,217        95,274
                                            --------      --------
Total Liabilities and Stockholders' Equity  $284,839      $298,593
                                            ========      ========

See notes to consolidated financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)
                (in thousands of dollars except per share data)

                                       Thirteen Weeks Ended  Twenty-Six Weeks Ended
                                       --------------------  ----------------------
                                       July 27,    July 29,   July 27,   July 29,
                                         1996        1995       1996       1995
                                       ---------   --------   --------   --------
Net sales                               $253,563   $236,845   $502,117   $472,457

Cost and Expenses:
- ------------------
Cost of merchandise sold                 189,356    174,630    373,409    345,908
Selling, general and
  administrative expenses                 57,020     55,684    113,143    112,287
Depreciation and amortization expenses     3,227      3,767      6,494      7,354
Interest expense, net                      1,421      1,597      2,911      3,164
                                        --------   --------   --------   --------
  Total cost and expenses                251,024    235,678    495,957    468,713
                                        --------   --------   --------   --------

Income from continuing operations
  before income taxes                      2,539      1,167      6,160      3,744
Income taxes                               1,093        498      2,645      1,588
                                        --------   --------   --------   --------
Income from continuing operations          1,446        669      3,515      2,156
Income (loss) from discontinued
    operations (Note 3)                        -        304          -       (412)
                                        --------   --------   --------   --------
Net income                              $  1,446   $    973   $  3,515   $  1,744
                                        ========   ========   ========   ========


Earnings per share:
- -------------------
Continuing operations                   $    .07   $    .03   $    .17   $    .10
Discontinued operations                        -        .02          -       (.02)
                                        --------   --------   --------   --------
Net income                              $    .07   $    .05   $    .17   $    .08
                                        ========   ========   ========   ========


Cash dividends paid per share           $    .05   $    .05   $    .10   $    .10
                                        ========   ========   ========   ========

Stores in operation at end of period         271        276        271        276


See notes to consolidated condensed financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)

                                              Twenty-Six Weeks Ended
                                              ----------------------
                                               July 27,     July 29,
                                                 1996         1995
                                               --------    ---------
CASH FLOW FROM OPERATING ACTIVITIES:
Net income                                      $ 3,515    $ 1,746
Adjustments to reconcile net income to
 net cash provided from operating activities:
    Depreciation and amortization                 6,913      8,871
    Decrease in current assets                   13,280      7,410
    Decrease in current liabilities             (19,603)    (3,407)
    Decrease in other long-term liabilities        (550)      (843)
                                               --------   --------
Net cash provided from operating activities       3,555     13,777

CASH FLOW FOR INVESTING ACTIVITIES:
Expenditures for property and equipment         (11,096)    (5,894)
Sale of The Paper Cutter Division                13,547          -
Increase in intangibles and other assets           (451)    (4,555)
                                               --------   --------
Net cash provided from (used for)
 investing activities                             2,000    (10,449)

CASH FLOW FROM FINANCING ACTIVITIES:
Increase (decrease) in notes payable              6,850     (1,400)
Repayment of long-term debt and
 reduction of obligation under leases              (434)      (539)
Cash dividends paid                              (2,092)    (2,056)
Sale of common stock                                520        127
Other                                                 -         24
                                               --------   --------
Net cash provided from (used for)
 financing activities                             4,844     (3,844)

Net increase (decrease) in cash                  10,399       (516)
Cash balance, beginning of period                 1,448      1,941
                                               --------   --------
Cash balance, end of period                    $ 11,847   $  1,425
                                               ========   ========


See notes to consolidated condensed financial statements.

                      FAY'S INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 July 27, 1996


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

Earnings per share data are based on the weighted average number of shares of common stock and common stock equivalents (stock options) with a dilutive effect outstanding during the period. The average number of shares of common stock and dilutive common stock equivalents used to calculate earnings per share were 21,373,680 and 20,858,472 for the thirteen weeks ended July 27, 1996 and July 29, 1995, respectively, and 21,220,015 and 20,793,640 for the twenty-six weeks ended July 27, 1996 and July 29, 1995, respectively.

(3)  DISCONTINUED OPERATIONS

On July 25, 1996, the Company sold the inventory and store assets of its Paper Cutter Division to Party Experience Inc., a wholly owned subsidiary of Party Stores Holdings, Inc., for approximately $14 million in cash. The purchase price, which was based on the net book value of such assets as of January 27, 1996, will be adjusted for changes in the net book value of those assets up to the closing date and is also subject to an audit which is not yet complete. The Company anticipates that the final purchase price will approximate $13.5 million. Party Experience Inc. did not assume liabilities of the Paper Cutter Division, primarily consisting of trade payables, and therefore the net proceeds will be used in part to liquidate such outstanding amounts along with other costs of the transaction. The Company provided for the anticipated loss on disposal in fiscal 1996, including a provision for estimated operating losses during the phase-out period.

The Company also sold its Wheels Discount Auto Supply Division in November 1995. Both the Wheels and Paper Cutter Divisions are reported as discontinued operations and the consolidated financial statements have been reclassified to separately report their operating results. The Company's prior year operating results have been restated to reflect continuing operations.

Net sales for the discontinued operations totaled $9,702,000 and $33,001,000 for the thirteen weeks ended July 27, 1996 and July 29, 1995, respectively, and $20,702,000 and $63,792,000 for the twenty-six weeks ended July 27, 1996 and July 29, 1995, respectively. Fiscal 1996 income (loss) from discontinued operations was net of a provision for income taxes of $227,000 for the thirteen weeks ended July 29, 1995 and an income tax benefit of $298,000 for the twenty-six weeks ended July 29, 1995.

(4)  PROPOSED MERGER

On August 5, 1996, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with J.C. Penney Company, Inc. ("JCPenney"), pursuant to which, among other things, a wholly owned subsidiary of JCPenney will be merged with and into Fay's and Fay's will become a wholly owned subsidiary of JCPenney (the "Merger"). Under the terms of the Merger Agreement, each outstanding share of Fay's common stock will be converted into the right to receive a fractional share of JCPenney common stock, valued at $12.75, subject to a minimum per share exchange of .2253397 of a share of JCPenney stock and a maximum per share exchange of .2754151. The actual exchange ratio, subject to the minimum and maximum exchange ratios, will be based on the average of the per share price of JCPenney common stock during the ten consecutive trading days preceding the date which is two trading days prior to the Fay's stockholders meeting. For Federal income tax purposes, the Merger has been structured as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. The Merger is subject to, among other things, approval by the stockholders of Fay's and the receipt of requisite regulatory approvals.

In connection with the Merger, Fay's largest stockholders, Henry A. Panasci, Jr. and David H. Panasci entered into a Stockholders Agreement with JCPenney pursuant to which, among other things, each of the stockholders has agreed to vote all shares beneficially owned by him in favor of the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

The Company's principal business is the operation of a chain of super drug stores under the name "Fay's Drugs." At July 27, 1996, the Company was operating 223 Fay's Drug stores and 48 traditional drug stores. Since the end of the second quarter of last year the Company has acquired two super drug stores, opened two new Fay's Drug stores and converted six traditional drug stores to super drug stores. In addition, it has closed seven traditional drug stores and two super drug stores, combining their operations with other existing super drug stores.

In November 1995, the Company sold its Wheels Discount Auto Supply Division and in July 1996 it sold its Paper Cutter Division. The results of these two divisions have been segregated in the statement of income as discontinued operations and the Company's prior year operating results have been restated to reflect continuing operations.

Net income from continuing operations was $1,446,000 for the second quarter ended July 27, 1996 compared to $669,000 in the second quarter of the prior year, and for the twenty-six weeks, was $3,515,000 compared to $2,156,000 in the prior year. Fiscal 1996 net income also included the results associated with the discontinued operations which for the quarter and twenty-six weeks ended July 29, 1995, respectively, was income of $304,000 and a loss of $412,000.

Sales for the second quarter and for the first two quarters of fiscal 1997 were $253.6 and $502.1 million, respectively, representing increases of 7.1% and 6.3% over the same periods a year earlier. Sales from comparable stores (those open one year or more as of July 27, 1996) increased 5.3% for the quarter and 4.9% for the twenty-six weeks. The overall sales increases reflected gains in pharmacy sales of 9.8% and 8.4% for the three and six months, respectively, including comparable store increases of 10.9% and 9.6%, respectively.

The gross profit rate on sales was 25.32% in the second quarter compared to 26.27% for the same period last year. For the six month period, the gross profit rate decreased from 26.79% to 25.63%. These declines were largely attributable to continued pressures on third party pharmacy margins, combined with the trend of third party prescription sales accounting for a greater portion of total pharmacy revenues. Third party pharmacy sales were 84% of total pharmacy sales for the six months compared to approximately 78% in the previous year.

Selling, general and administrative expenses were 22.5% of sales for the quarter compared to 23.5% last year, and for the six months declined from 23.8% to 22.5%. This decrease reflects a number of efforts aimed at reducing costs, including steps taken in late fiscal 1996 to eliminate certain corporate administration and supervisory layers. In addition, efforts to contain costs in the Company's retail locations resulted in the favorable leveraging of sales increases and a decline in the level of store-level expenses as a percentage of sales.

FINANCIAL CONDITION AND LIQUIDITY

Management believes that the Company is in sound financial condition, and that its operations and capital resources will provide sufficient cash availability to meet its liquidity needs and to finance planned growth.

The Company's cash requirements arise primarily from the need to finance the opening and equipping of new stores, the purchase of inventory, debt service, and the payment of dividends. At July 27, 1996, the Company had cash of $11.8 million and total working capital of $71.8 million. Cash flow provided from operations totaled $3.6 million and was used primarily for expenditures on property and equipment and for the payment of cash dividends. As discussed in Note 3, the Company sold its Paper Cutter Division on July 25, 1996. The initial proceeds from the sale were received in the second quarter of fiscal 1996.


                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

(a)  The 1996 Annual Meeting of Stockholders was held on May 24, 1996.

(c) Each of the matters voted upon at the Meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter, including a separate tabulation with respect to each nominee for office, is as follows:

     (i)  Votes cast for director nominees:

                Director Nominee        Votes For       Votes Against
                ----------------        ----------      -------------

            Robert H. Altman            18,202,384            484,928
            Gary L. Moreau              18,292,502            394,810
            David H. Panasci            18,110,640            576,673

     (ii) The number of votes regarding the proposal to approve the appointment of Deloitte & Touche LLP to audit the financial statements of the Company and its subsidiaries for the fiscal year ending February 1, 1997 were cast as follows: for - 18,463,321; against - 148,469; abstain - 75,521.

     (iii)In addition, there were three shareholder proposals for which proxies were solicited. None of the proposals were duly presented to the Meeting for approval. The results of the proxy vote on the three proposals, although not binding on the Corporation, were as follows:

            (1) A proposal recommending the elimination of pension benefits for non-employee directors: for - 3,536,597; against - 11,689,319; abstain - 168,249.

            (2) A proposal requesting the elimination of an election of directors by classes: for - 4,443,138; against - 10,670,838; abstain - 280,186.

            (3) A proposal recommending that non-employee directors receive 50%
                of compensation in the form of the Company's stock: for - 2,106,501; against - 13,090,550; abstain- 197,111.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

27  Article 5 Financial Data Schedule for the quarter ended July 27, 1996.

(b) Reports on Form 8-K: There were no reports on Form 8-K filed during the fiscal quarter ended July 27, 1996.

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


                                          FAY'S INCORPORATED
                                          ------------------
                                             (Registrant)


Dated:  September 5, 1996                 /s/ James F. Poole, Jr.
                                          -----------------------
                                          James F. Poole, Jr.
                                          Senior Vice President-Finance
                                          and Chief Financial Officer



Dated:  September 5, 1996                 /s/ Warren D. Wolfson
                                          -----------------------
                                          Warren D. Wolfson
                                          Senior Vice President